Form 10-Q
period 1995-03-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1995-05-15
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                       Commission File Number  :  0-13129


             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


             Delaware                                  04-2829686
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)



265 Franklin Street, Boston, Massachusetts                 02110
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                     March 31, 1995 and September 30, 1994
                                  (Unaudited)

                                     ASSETS

                                                        March 31   September 30

Investments in joint ventures, at equity             $  6,738,124  $7,468,887
Cash and cash equivalents                               2,965,545   2,566,872
                                                     $  9,703,669  $10,035,759

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                        $      9,474  $    9,474
Accrued expenses and other liabilities                     17,944      20,122
Partners' capital                                       9,676,251  10,006,163
                                                     $  9,703,669  $10,035,759


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                       General     Limited
                                                       Partners    Partners

Balance at September 30, 1993                        $(1,321,395)  $12,410,776
Net loss                                                 (1,154)     (108,531)
BALANCE AT MARCH 31, 1994                            $(1,322,549)  $12,302,245

Balance at September 30, 1994                        $(1,332,790) $11,338,953
Cash distributions                                       (6,379)     (600,000)
Net income                                                2,908       273,559
BALANCE AT MARCH 31, 1995                            $(1,336,261)$ 11,012,512




                            See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                 Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                    1995        1994        1995        1994

REVENUES:
   Interest and other income     $ 43,845   $ 14,651     $78,622     $27,745
   Recovery of provision for
     possible investment loss          -           -     200,000          -

                                  43,845      14,651     278,622      27,745

EXPENSES:
   Cost of holding investment
     in 150 Broadway Office
     Building                          -           -           -     200,000
   Management fees                22,074           -      44,148           -
   General and administrative     61,711     137,785     130,676     207,179
                                  83,785     137,785     174,824     407,179
Operating income (loss)          (39,940)   (123,134)    103,798    (379,434)

Partnership's share of
  ntures' income                 189,634     142,392     172,669     269,749

NET INCOME (LOSS)              $ 149,694     $19,258    $276,467   $(109,685)

Net income (loss) per
   Limited Partnership Unit      $  2.47      $ 0.32    $   4.56      $(1.81)

Cash distributions per Limited
   Partnership Unit              $  5.00      $    -    $  10.00      $    -


The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.


                            See accompanying notes.



             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                           1995       1994
Cash flows from operating activities:
   Net income (loss)                                   $  276,467 $ (109,685)
   Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
      Partnership's share of ventures' income           (172,669)   (269,749)
      Recovery of provision for possible
       investment loss                                  (200,000)          -
      Changes in assets and liabilities:
       Deposits and other assets                               -       2,504
       Accounts payable - affiliates                           -     (39,624)
       Accrued expenses and other liabilities             (2,178)    (11,993)
         Total adjustments                              (374,847)   (318,862)
         Net cash used for operating activities          (98,380)   (428,547)

Cash flows from investing activities:
   Distributions from joint ventures                     903,432     799,709
   Proceeds from sale of investment
    in 150 Broadway Office Building                      200,000           -
         Net cash provided by investing activities     1,103,432     799,709


Cash flows from financing activities:
   Cash distributions to partners                       (606,379)          -

Net increase in cash and cash equivalents                398,673     371,162

Cash and cash equivalents, beginning of period         2,566,872   1,491,240

Cash and cash equivalents, end of period              $2,965,545  $1,862,402



                            See accompanying notes.


1. General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1994.

     In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.Investments in Unconsolidated Joint Ventures

     At March 31, 1995 and 1994, the Partnership has investments in three joint ventures which own operating investment properties, as discussed further in the Annual Report. The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions.

     Summarized operations of the three joint ventures for the three and six months ended March 31, 1995 and 1994 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended March 31, 1995 and 1994

                                 Three Months Ended      Six Months Ended
                                       March 31,             March 31,
                                  1995        1994        1995        1994

   Rental revenues and
     expense recoveries       $2,179,000  $2,296,000  $4,424,000  $4,580,000
   Interest and other income      69,000       5,000      75,000      39,000
                               2,248,000   2,301,000   4,499,000   4,619,000

   Property operating expenses   659,000     763,000   1,528,000   1,559,000
   Interest expense              861,000     865,000   1,728,000   1,733,000
   Depreciation and
     amortization                538,000     531,000   1,070,000   1,057,000
                               2,058,000   2,159,000   4,326,000   4,349,000
   NET INCOME                   $190,000    $142,000    $173,000    $270,000


   Net income:
     Partnership's share
     of combined income        $190,000     $142,000    $173,000    $270,000
     Co-venturers' share
       of combined income             -            -           -           -
                               $190,000     $142,000    $173,000    $270,000


3.Related Party Transactions

     Included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $60,804 and $61,275, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $3,598 and $2,046, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

     In conjunction with the reinstatement of regular quarter distributions to partners, effective for the third quarter of fiscal 1994, the Adviser earned asset management fees of $44,148 for the six months ended March 31, 1995. Accounts payable - affiliates at March 31, 1995 and September 30, 1994 consist of management fees of $9,474 at both dates payable to the Adviser.

4.Investment in 150 Broadway Office Building


     As discussed further in the Annual Report, the Partnership's notes receivable secured by the 150 Broadway Office Building were restructured as part of the borrower's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the plan, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership received a new second mortgage loan in the principal amount of $6 million, with base interest at 4.75% per annum, in satisfaction of its prior second mortgage and promissory note in the combined face amount of approximately $15 million. The terms of the plan required the Partnership to fund, by way of a separate note, an initial amount of $800,000 to pay past due real estate taxes and to establish an escrow reserve of $200,000 prior to December 31, 1993 for future cash flow shortfalls of the property. This escrow reserve was funded in the first quarter of fiscal 1994. Under the terms of the agreement, if the first mortgagee makes withdrawals from the escrow to cover any monthly debt service shortfalls, the Partnership would be required to replenish the escrow on a quarterly basis or it would forfeit its second mortgage position.

     Subsequent to the final execution of the settlement plan, due to the uncertainty which existed with regard to the future collection of amounts owed under the terms of the Partnership's restructured $6 million second mortgage loan, management determined that it would be appropriate to account for the investment in the 150 Broadway Office Building on the cost method. Accordingly, the Partnership recorded a provision for possible uncollectible amounts of $2,000,000 in fiscal 1993 to write off the remaining carrying value of the original notes receivable received from the sale of the Partnership's joint venture interest. The cost basis of the Partnership's investment in the 150 Broadway Office Building was established at $800,000 as of September 30, 1993, which represented the amount of the additional investment required to affect the bankruptcy court settlement plan in fiscal 1993. Under the cost method, any amounts received as interest on the note or advances will be recorded as income when received. Any advances required to maintain the Partnership's investment interest in the 150 Broadway Office Building will be recorded as an expense in the period paid.

     At the present time, the value of the 150 Broadway Office Building is estimated to be well below the balance of the $26 million first mortgage loan which is senior to the Partnership's claims. Given the likelihood that large capital advances would be required to keep the first mortgage loan current and avoid foreclosure, management concluded, during fiscal 1994, that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded an allowance for possible investment loss of $800,000 to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the current and future operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. During the quarter ended December 31, 1994, the Partnership agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the current quarter, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 is to be funded into escrow upon the final execution of the sale and assignment agreement. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The Partnership recorded a recovery of provision for possible investment loss in the amount of $200,000 to reflect the non-refundable cash proceeds received during the second quarter. An additional recovery of $100,000 would be recorded upon the successful completion of the sale and assignment transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

    As previously reported, a revised plan of reorganization related to the 150 Broadway bankruptcy proceedings was approved by the bankruptcy court during fiscal 1993 and became effective on June 15, 1993. Under the final terms of the plan, which was jointly proposed by the Partnership and the borrower, the Partnership agreed to restructure its second mortgage loan position. The Partnership received a new second mortgage loan in the principal amount of $6 million, with base interest at 4.75% per annum, in satisfaction of its prior second mortgage and promissory note in the combined face amount of approximately $15 million. The terms of the plan required the Partnership to fund, by way of a separate note, an initial amount of $800,000 to pay past due real estate taxes and to establish an escrow reserve of $200,000 prior to December 31, 1993 for future cash flow shortfalls of the property. This escrow reserve was funded in the first quarter of fiscal 1994. Under the terms of the agreement, if the first mortgagee makes withdrawals from the escrow to cover any monthly debt service shortfalls, the Partnership would be required to replenish the escrow on a quarterly basis or it would forfeit its second mortgage position. The expectation at the time this plan was negotiated and approved was that the borrower would be able to lease the first two or three floors in the building to one or more prominent retailers at rental rates sufficient to stabilize the property's cash flow position at or near the breakeven level after debt service. Leases at this level would also have increased the property's current market value and increased the likelihood that the Partnership would benefit from the eventual improvement in the office leasing segment. Unfortunately, the borrower has not been successful in executing this strategy. After marketing the retail space for over 2 years, during the quarter ended December 31, 1994 a lease with a large financial institution was executed for the second and third floors. However, the rental terms are significantly below the original expectations, and the property is still projected to incur significant deficits for the next several years. While the building was 82% leased at March 31, 1995, office leases continue to expire and they are either renewed or replaced at substantially lower rents.

    At the present time, the value of the 150 Broadway Office Building is estimated to be well below the balance of the $26 million first mortgage loan which is senior to the Partnership's claims. Given the likelihood that large capital advances would be required over the next several years to keep the first mortgage loan current and avoid foreclosure, management concluded, during fiscal 1994, that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded an allowance for possible investment loss of $800,000 to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the current and future operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. The borrower is willing to put additional funds at risk, in part to defer a substantial income tax liability which would be due upon foreclosure. During the quarter ended December 31, 1994, the Partnership had agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the current quarter, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 is to be funded into escrow upon the final execution of the sale and assignment agreement and will be released when the borrower obtains formal approval of the transaction from the first mortgage holder. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The approval of this sale and assignment transaction by the first mortgage holder would terminate the Partnership's interest in, and any obligations related to, the 150 Broadway Office Building.

     The Partnership's portfolio of joint venture investment properties continues to perform strongly, as evidenced by the occupancy levels which remained in the mid 90's for all three operating properties. High occupancy levels have been maintained at the Hurstbourne and Regent's Walk apartment complexes despite gradual rent increases which have been implemented. The performances of the Hurstbourne and Regent's Walk properties reflect the continued gradual improvement in the multi-family residential market throughout the country. Management continues to reinvest a portion of the cash flow from both properties in capital improvements aimed at maintaining curb appeal and maximizing appreciation potential. The performance of the Mall Corners Shopping Center reflects the strong location of this property in its suburban Atlanta marketplace. The shopping center was 93% leased as of March 31, 1995. During fiscal 1994, a medical office tenant occupying 19,000 square feet, or approximately 7% of the net leasable space at Mall Corners, informed management of the joint venture of its intention to vacate its space upon the expiration of its lease in October 1994 in order to relocate to its own building. During the quarter ended December 31, 1994, this space was repositioned for retail use and a lease for 12,000 square feet was executed with a patio furniture and related accessories retailer. Management is actively marketing the remaining 7,000 square feet of its space to several retail tenants in addition to actively marketing the other 13,000 square feet of vacant shop space at the center.

     Regent's Walk Apartments is encumbered by a nonrecourse first mortgage loan with a balance of $8,390,000. The mortgage loan which was scheduled to mature on May 1, 1995 has been extended without fees or other charges to mature on June 30, 1995. In addition, the debt secured by the Mall Corners Shopping Center, with an outstanding principal balance of approximately $17,521,000 as of December 31, 1994, is scheduled to mature on December 1, 1995. Management is considering new financing sources which would enable the respective ventures to repay, in full, these maturing obligations. Funds in the debt markets for financing real estate transactions have become more plentiful in the last 12 - 15 months. While loan underwriting criteria are much stricter than at the time of the Partnership's inception, management does not anticipate any problems in finding adequate replacement financing for these debt obligations given the favorable loan to value and debt service coverage ratios both properties demonstrate. The current interest rate on the Regent's Walk debt is 9% per annum. In light of the recent increase in market interest rates, the venture may experience a slight increase in its financing costs upon the completion of a refinancing transaction. However, barring a significant further increase in rates in the third quarter of fiscal 1995, management would not expect the Regent's Walk refinancing to have a significant impact on the Partnership's present cash flow levels. The current interest rate on the Mall Corners debt is 11.5% per annum. If interest rates do not increase significantly between now and the time that this refinancing transaction is completed (most likely during the first quarter of fiscal 1996), the venture could realize a modest decrease in its financing costs subsequent to the refinancing.

    At March 31, 1995, the Partnership had available cash and cash equivalents of approximately $2,966,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses and the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements,
and for distributions to the partners.   The source of future liquidity and
distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties, and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. As discussed further above, the Partnership no longer expects to fund deficits in connection with the investment in the 150 Broadway Office Building. In light of this fact, and with the Partnership's other operating property investments performing well and producing excess cash flow distributions which are more than sufficient to cover the Partnership's ongoing operating expenses, the Managing General Partner reinstated a program of regular quarterly distributions to Partners during fiscal 1994. The first of such distribution payments was made in August 1994 for the quarter ended June 30, 1994. Payments to the Limited Partners are being made based on an annual return of 2% on original invested capital.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995

    The Partnership reported net income of approximately $150,000 for the three months ended March 31, 1995, as compared to net income of approximately $19,000 for the same period in the prior year. This favorable change in net operating results is the result of a decrease in operating loss and an increase in the

Partnership's share of ventures' income. Operating loss decreased by approximately $83,000 in the current three-month period mainly as a result of a decline in general and administrative expenses due to certain costs incurred in connection with an independent valuation of the Partnership's operating properties that occurred in the previous year. Additionally, interest income increased, when compared to the prior period, as a result of higher average cash reserve balances and increased interest rates.

    The Partnership's share of ventures' income increased by approximately $47,000 for the current quarter. This increase resulted from a decrease in property operating costs which was partially offset by a decrease in rental revenues. Property operating costs decreased mainly as a result of a decrease in utilities expense at two of the three properties as a result of the unusually mild winter. Additionally, repairs and maintenance expenses decreased at the Hurstbourne Apartments in the current period. The decrease in rental income of approximately $117,000 is primarily attributable to the temporary decrease in occupancy at Mall Corners, as discussed further above.

Six Months Ended March 31, 1995

    The Partnership reported net income of approximately $276,000 for the six months ended March 31, 1995, as compared to a net loss of approximately $110,000 for the same period in the prior year. This change in the Partnership's net operating results was mainly the result of certain transactions involving the Partnership's interest in the 150 Broadway Office Building. In March 1993, the Partnership funded the $200,000 escrow reserve account required under the terms of the bankruptcy settlement agreement, as discussed further above. The Partnership's accounting policy for its investment in 150 Broadway resulted in any advances being recorded as an expense in the period paid. In the quarter ended December 31, 1994, the Partnership recorded a recovery of provision for possible investment loss, in the amount of $200,000, to reflect the cash proceeds received in the current quarter related to the proposed sale of the Partnership's interest in 150 Broadway, which had been fully reserved as of September 30, 1994. An additional recovery of $100,000 would be recorded upon the successful completion of the sale and assignment transaction discussed further above.

    The favorable changes in the Partnership's net operating results related to the 150 Broadway investment were partially offset by an unfavorable change in the Partnership's share of ventures' income of approximately $97,000 in the current six-month period. This unfavorable change in the Partnership's share of ventures' operations was partly a result of an increase in operating expenses at Mall Corners due to a tenant litigation settlement of $30,000. Also contributing to the change in the Partnership's share of ventures' operations was a decrease in rental income at Mall Corners, of approximately $171,000, due to the temporary decrease in occupancy discussed further above.



                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Sixth Income Properties Fund, Inc., an affiliate of PaineWebber and the Managing General Partner in the Partnership.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Income Properties Six LP, PaineWebber and Sixth Income Properties Fund, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Income Properties Six LP, also allege that following the sale of the partnership interests, PaineWebber and Sixth Income Properties Fund, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and Sixth Income Properties Fund, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Sixth Income Properties Fund, Inc. and its affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.             NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                  NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.






             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP


                    By:  Sixth Income Properties Fund, Inc.
                              Managing General Partner




                         By:  /s/ Walter V. Arnold
                              Walter V. Arnold
                              Senior Vice President and Chief
                              Financial Officer

Dated:  May 12, 1995