Form 10-Q
period 1995-06-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1995-08-14
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No        .

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      June 30, 1995 and September 30, 1994
                                  (Unaudited)

                                     ASSETS          June 30       September 30

Investments in joint ventures, at equity            $ 6,599,314     $7,468,887
Cash and cash equivalents                             2,716,806      2,566,872
                                                     $9,316,120    $10,035,759

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $     9,474      $   9,474
Accrued expenses and other liabilities                   16,398         20,122
Partners' capital                                     9,290,248     10,006,163
                                                    $ 9,316,120    $10,035,759

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)
                                                    General        Limited
                                                    Partners       Partners

Balance at September 30, 1993                       $(1,321,395)   $12,410,776
Net loss                                                 (4,685)      (440,628)
BALANCE AT JUNE 30, 1994                            $(1,326,080)   $11,970,148

Balance at September 30, 1994                       $(1,332,790)   $11,338,953
Cash distributions                                       (9,568)      (900,000)
Net income                                                2,037        191,616
BALANCE AT JUNE 30, 1995                            $(1,340,321)   $10,630,569

                            See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 1995 and 1994
                                  (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                       June 30,                June 30,
                                  1995          1994       1995         1994

REVENUES:
   Interest and other income    $   43,452   $  21,082   $ 122,075   $  48,827
   Recovery of provision for
     possible investment loss            -           -     200,000           -
                                    43,453      21,082     322,075      48,827

EXPENSES:
   Cost of holding investment
     in 150 Broadway Office
     Building                            -           -           -     200,000
   Management fees                  22,074      15,789      66,222      15,789
   General and administrative      124,043      86,932     254,719     294,111
                                   146,117     102,721     320,941     509,900
Operating income (loss)           (102,664)    (81,639)      1,134    (461,073)

Partnership's share of
    ventures' income                19,850     146,011     192,519     415,760

Provision for possible
   investment loss                       -    (400,000)          -    (400,000)

NET INCOME (LOSS)               $  (82,814)  $(335,628)  $ 193,653   $(445,313)

Net income (loss) per
 Limited Partnership Unit         $  (1.37)    $ (5.53)   $   3.19     $ (7.34)

Cash distributions per
 Limited Partnership Unit         $   5.00     $     -    $  15.00      $    -


The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.




                            See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                         1995         1994
Cash flows from operating activities:
   Net income (loss)                                  $ 193,653    $ (445,313)
   Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
      Partnership's share of ventures' income          (192,519)    (415,760)
      Recovery of provision for possible
       investment loss                                 (200,000)           -
      Provision for possible investment loss                  -      400,000
      Changes in assets and liabilities:
       Deposits and other assets                              -        2,504
       Accounts payable - affiliates                          -      (23,835)
       Accrued expenses and other liabilities            (3,724)     (13,180)
            Total adjustments                          (396,243)     (50,271)
            Net cash used for operating
             activities                                (202,590)    (495,584)

Cash flows from investing activities:
   Distributions from joint ventures                  1,062,092    1,325,803
   Proceeds from sale of investment
    in 150 Broadway Office Building                     200,000            -
            Net cash provided by
             investing activities                     1,262,092    1,325,803

Cash flows from financing activities:
   Cash distributions to partners                      (909,568)           -

Net increase in cash and cash equivalents               149,934      830,219

Cash and cash equivalents, beginning of period        2,566,872    1,491,240

Cash and cash equivalents, end of period             $2,716,806   $2,321,459



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

     Summarized operations of the three joint ventures for the three and nine months ended June 30, 1995 and 1994 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1995 and 1994

                                    Three Months Ended    Nine Months Ended
                                         June 30,              June 30,
                                    1995       1994        1995         1994

   Rental revenues and expense
      recoveries                $2,186,000  $2,288,000  $6,610,000  $6,898,000
   Interest and other income        29,000      67,000     104,000      76,000
                                 2,215,000   2,355,000   6,714,000   6,974,000

   Property operating expenses     630,000     659,000   1,860,000   1,917,000
   Real estate taxes               156,000     153,000     455,000     454,000
   Interest expense                863,000     865,000   2,590,000   2,598,000
   Depreciation and
     amortization                  546,000     532,000   1,616,000   1,589,000
                                 2,195,000   2,209,000   6,521,000   6,558,000
   NET INCOME                     $ 20,000    $146,000   $ 193,000    $416,000

   Net income:
     Partnership's share of
      combined income             $ 20,000    $146,000    $193,000    $416,000
     Co-venturers' share of
       combined income                   -           -           -           -
                                  $ 20,000    $146,000    $193,000    $416,000


3.Related Party Transactions

     Included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $92,379 and $93,645, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $3,811 and $4,996, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

     In conjunction with the reinstatement of regular quarter distributions to partners, effective for the third quarter of fiscal 1994, the Adviser earned asset management fees of $66,222 and $15,789 for the nine months ended June 30, 1995 and 1994, respectively. Accounts payable - affiliates at June 30, 1995 and September 30, 1994 consist of management fees of $9,474 at both dates payable to the Adviser.

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

     At the present time, the value of the 150 Broadway Office Building is estimated to be well below the balance of the $26 million first mortgage loan which is senior to the Partnership's claims. Given the likelihood that large capital advances would be required to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded provisions for possible investment loss totalling $800,000 during fiscal 1994 ($400,000 in the third quarter and $400,000 in the fourth quarter) to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the current and future operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. During the quarter ended December 31, 1994, the Partnership agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into escrow on May 31, 1995 upon the final execution of the sale and assignment agreement. The $100,000 is to be released from escrow subsequent to the resolution of certain matters between the borrower and the first mortgage holder. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The Partnership recorded a recovery of provision for possible investment loss in the amount of $200,000 to reflect the non-refundable cash proceeds received during the second quarter of fiscal 1995. An additional recovery of $100,000 would be recorded upon the satisfaction of the escrow requirements and the release of the escrowed cash to the Partnership.

5. Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

    As previously reported, a revised plan of reorganization related to the 150 Broadway bankruptcy proceedings was approved by the bankruptcy court during fiscal 1993 and became effective on June 15, 1993. Under the final terms of the plan, which was jointly proposed by the Partnership and the borrower, the Partnership agreed to restructure its second mortgage loan position. The Partnership received a new second mortgage loan in the principal amount of $6 million, with base interest at 4.75% per annum, in satisfaction of its prior second mortgage and promissory note in the combined face amount of approximately $15 million. The terms of the plan required the Partnership to fund, by way of a separate note, an initial amount of $800,000 to pay past due real estate taxes and to establish an escrow reserve of $200,000 prior to December 31, 1993 for future cash flow shortfalls of the property. This escrow reserve was funded in the first quarter of fiscal 1994. Under the terms of the agreement, if the first mortgagee makes withdrawals from the escrow to cover any monthly debt service shortfalls, the Partnership would be required to replenish the escrow on a quarterly basis or it would forfeit its second mortgage position. The expectation at the time this plan was negotiated and approved was that the borrower would be able to lease the first two or three floors in the building to one or more prominent retailers at rental rates sufficient to stabilize the property's cash flow position at or near the breakeven level after debt service. Leases at this level would also have increased the property's current market value and increased the likelihood that the Partnership would benefit from the eventual improvement in the office leasing segment. Unfortunately, the borrower has not been successful in executing this strategy. After marketing the retail space for over 2 years, during fiscal 1995 the borrower has signed leases for the first three floors of the building. However, the rental terms are significantly below the original expectations, and the property is still projected to incur significant deficits for the next several years. While the building was 82% leased at June 30, 1995, office leases continue to expire and they are either renewed or replaced at substantially lower rents.

    At the present time, the value of the 150 Broadway Office Building is estimated to be well below the balance of the $26 million first mortgage loan which is senior to the Partnership's claims. Given the likelihood that large capital advances would be required over the next several years to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded provisions for possible investment totalling $800,000 during fiscal 1994 ($400,000 in the third quarter and $400,000 in the fourth quarter) to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the current and future operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. The borrower is willing to put additional funds at risk, in part to defer a substantial income tax liability which would result from a foreclosure. During the quarter ended December 31, 1994, the Partnership had agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into escrow on May 31, 1995 upon the final execution of the sale and assignment agreement. The $100,000 is to be released from escrow subsequent to the resolution of certain matters between the borrower and the first mortgage holder. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The final approval of this sale and assignment transaction by the first mortgage holder and the release of the escrowed cash would terminate the Partnership's interest in, and any obligations related to, the 150 Broadway Office Building.

     The Partnership's portfolio of joint venture investment properties continues to perform strongly, as evidenced by the occupancy levels which remained in the mid 90's for all three operating properties. High occupancy levels have been maintained at the Hurstbourne and Regent's Walk apartment complexes despite gradual rent increases which have been implemented. The performances of the Hurstbourne and Regent's Walk properties reflect the continued gradual improvement in the multi-family residential market throughout the country. Management continues to reinvest a portion of the cash flow from both properties in capital improvements aimed at maintaining curb appeal and
maximizing appreciation potential.   As previously reported, management is
currently in the process of refinancing the existing first mortgage loan secured by Regent's Walk. Regent's Walk Apartments is encumbered by a nonrecourse first mortgage loan with a balance of $8,390,000. A new loan commitment has been secured and an extension of the existing first mortgage loan maturity date has been obtained to accommodate the lender's schedule for closing the new loan.
The new loan will bear interest at a rate of 7.32% and is expected to close prior to the recently extended maturity date of August 15, 1995. The new loan will provide $500,000 of additional capital for a planned improvement program to renovate all of the kitchens in apartment units as they turn over. This is expected to allow the property's leasing team to implement aggressive rental rate increases as the improvements are completed.

     The performance of the Mall Corners Shopping Center reflects the strong location of this property in its suburban Atlanta marketplace. The shopping center was 93% leased as of June 30, 1995. During fiscal 1994, a medical office tenant occupying 19,000 square feet, or approximately 7% of the net leasable space at Mall Corners, informed management of the joint venture of its intention to vacate its space upon the expiration of its lease in October 1994 in order to relocate to its own building. During the quarter ended December 31, 1994, this space was repositioned for retail use and a lease for 12,000 square feet was executed with a patio furniture and related accessories retailer. Management is actively marketing the remaining 7,000 square feet of this space to several retail tenants in addition to actively marketing the other 13,000 square feet of vacant shop space at the center. A number of leases, representing 49,000 square feet of space, come up for renewal during the next twelve months. Several of these tenants have already indicted that they will renew or extend their leases. One of the property's major tenants, which currently occupies 16,530 square feet of space under a lease that was scheduled to expire in early calendar year 1996, has agreed to extend its lease for 10 years and expand its space to 25,000 square feet. Accommodating the expansion plans of this important tenant will require the relocation of several small tenants within the center and the construction of an additional 10,000 square feet of space. The joint venture plans to finance the cost of the expansion in conjunction with the impending refinancing of the property's first mortgage loan. The debt secured by the Mall Corners Shopping Center, with an outstanding principal balance of $17,296,000 as of June 30, 1995, is scheduled to mature on December 1, 1995. Several proposals have been received from lenders to refinance this first mortgage loan. Management expects to complete a refinancing transaction on the Mall Corners loan prior to the scheduled maturity date.

    At June 30, 1995, the Partnership had available cash and cash equivalents of approximately $2,717,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses and the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements,
and for distributions to the partners.   The source of future liquidity and
distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties, and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. As discussed further above, the Partnership no longer expects to fund deficits in connection with the investment in the 150 Broadway Office Building. In light of this fact, and with the Partnership's other operating property investments performing well and producing excess cash flow distributions which are more than sufficient to cover the Partnership's ongoing operating expenses, the Managing General Partner reinstated a program of regular quarterly distributions to Partners during fiscal 1994. The first of such distribution payments was made in August 1994 for the quarter ended June 30, 1994. Payments to the Limited Partners are being made based on an annual return of 2% on original invested capital.



RESULTS OF OPERATIONS

Three Months Ended June 30, 1995


    The Partnership reported a net loss of approximately $83,000 for the three months ended June 30, 1995, as compared to a net loss of approximately $336,000 for the same period in the prior year. The favorable change in net operating results for the third quarter of fiscal 1995 is primarily due to the recognition of a provision for possible investment loss of $400,000 in the prior period related to the 150 Broadway investment, as discussed further above. The effect of the fiscal 1994 provision for possible investment loss was partially offset by an increase in operating loss and a decrease in the Partnership's share of ventures' income for the current three-month period. Operating loss increased by approximately $21,000 in the current three-month period mainly as a result of an increase in general and administrative expenses due to certain costs incurred in connection with an independent valuation of the Partnership's operating properties. An increase in interest income, as a result of higher average cash reserve balances and higher interest rates partially offset the increase in general and administrative expenses.

    The Partnership's share of ventures' income decreased by approximately $126,000 for the current quarter. This decrease resulted from a decrease in rental revenues which was partially offset by a decrease in property operating expenses. Property operating expenses decreased mainly as a result of a decrease in utilities expense at two of the three properties. The decrease in rental income of approximately $115,000 is primarily attributable to the temporary decrease in occupancy at Mall Corners due to the expiration of a 19,000 square foot lease in October 1994, as discussed further above.

Nine Months Ended June 30, 1995

    The Partnership reported net income of approximately $194,000 for the nine months ended June 30, 1995, as compared to a net loss of approximately $445,000 for the same period in the prior year. This change in the Partnership's net operating results was mainly the result of certain transactions involving the Partnership's interest in the 150 Broadway Office Building. In December 1993, the Partnership funded the $200,000 escrow reserve account required under the terms of the bankruptcy settlement agreement, as discussed further above. The Partnership's accounting policy for its investment in 150 Broadway resulted in any advances being recorded as an expense in the period paid. In addition, during the quarter ended June 30, 1994 the Partnership recorded a provision for possible investment loss of $400,000 related to the 150 Broadway investment, as discussed further above. In fiscal 1995, during the quarter ended December 31, 1994, the Partnership recorded a recovery of provision for possible investment loss, in the amount of $200,000, to reflect the cash proceeds received related to the pending sale of the Partnership's interest in 150 Broadway. An additional recovery of $100,000 would be recorded upon the satisfaction of the escrow requirements referred to above and the release of the escrowed cash to the Partnership.

    The favorable changes in the Partnership's net operating results related to the 150 Broadway investment were partially offset by an unfavorable change in the Partnership's share of ventures' income of approximately $223,000 in the current nine-month period. This unfavorable change in the Partnership's share of ventures' operations was mainly a result of a decrease in rental income of approximately $285,000 at Mall Corners, due to the temporary decrease in occupancy discussed further above. A decrease of approximately $102,000 in operating expenses the at Hurstborne Apartments partially offset the loss of revenues at Mall Corners.


                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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

Dated:  August 11, 1995