Form 10-K405
period 1995-09-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1996-01-16
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-13129

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED  PARTNERSHIP
             (Exact name  of registrant as specified in its charter)

 Delaware                                                   04-2829686
(State of organization)                                  (I.R.S. Employer
                                                         Identification  No.)

265 Franklin Street, Boston, Massachusetts                              02110
(Address of principal executive office)                             (Zip Code)

      Registrant's telephone number, including area code (617) 439-8118

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                                on which registered
     None                                                   None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                        Documents Incorporated by Reference
                                Documents Form 10-K
                                                                 Reference
Prospectus of registrant dated                                   Part IV
September 17, 1984, as supplemented

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
                                1995 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                               Page

Item  1     Business                                                   I-1

Item  2     Properties                                                 I-3

Item  3     Legal Proceedings                                          I-3

Item  4     Submission of Matters to a Vote of Security Holders        I-4

Part  II

Item  5     Market for the Partnership's Limited Partnership
                Interests and Related Security Holder Matters         II-1

Item  6     Selected Financial Data                                   II-1

Item  7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  II-2

Item  8     Financial Statements and Supplementary Data               II-6

Item  9     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                             II-6

Part III

Item  10    Directors and Executive Officers of the Partnership      III-1

Item  11    Executive Compensation                                   III-3

Item  12    Security Ownership of Certain Beneficial Owners and
                 Management                                          III-3

Item  13    Certain Relationships and Related Transactions           III-3

Part  IV

Item  14    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                          IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

Financial Statements and Supplementary Data                    F-1 to F-29

                                    PART I

Item 1.  Business

      Paine Webber Income Properties Six Limited Partnership (the "Partnership") is a limited partnership formed in April 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing operating properties such as apartments, shopping centers, office buildings, and other similar income-producing properties. The Partnership sold $60,000,000 in Limited Partnership units (the "Units"), representing 60,000 units at $1,000 per Unit, from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-91080). Limited Partners will not be required to make any additional contributions.

      As of September 30, 1995, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                  Date of
Name and Type of Property              Acquisition of      Type of
Location                      Size     Interest          Ownership (1)


Regent's Walk Associates      255      5/15/85        Fee ownership of land and
Regent's Walk Apartments      units                   improvements (through
Overland Park, Kansas                                 joint venture)

Kentucky-Hurstbourne          409      7/25/85        Fee ownership of land and
Associates                    units                   improvements (through
Hurstbourne Apartments                                joint venture)
Louisville, Kentucky

Gwinnett Mall Corners         286,000  8/28/85        Fee ownership of land and
Associates                    gross                   improvements (through
Mall Corners Shopping Center  leasable                joint venture)
Guinnett County, Georgia      sq. ft.

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

      As further discussed in Notes 4 and 6 to the financial statements accompanying this Annual Report, the Partnership originally owned joint venture interests in five operating investment properties. The Partnership previously owned an interest in Bailey N. Y. Associates, a joint venture which owns the 150 Broadway Office Building; a 238,000 square foot office and retail building located in New York City. The Partnership sold its interest in the Bailey N. Y. Associates joint venture on September 22, 1989 for cash and notes receivable. Due to a deterioration in the commercial real estate market in New York City, which adversely impacted property operations, the maker of the notes receivable held by the Partnership defaulted on its obligations during fiscal 1990 and filed for bankruptcy protection in July 1991. During fiscal 1993, the Partnership reached a settlement agreement involving both the first mortgage lender and the owner. Under this agreement, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership agreed to restructure its second mortgage position. As discussed further in Item 7, during the current fiscal year the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. The Partnership received $200,000 of the agreed upon sale proceeds during the second quarter of fiscal 1995. The remaining $100,000 was funded into escrow on May 31, 1995 upon the final execution of the sale and assignment agreement. The $100,000 is to be released from escrow subsequent to the resolution of certain matters between the borrower and the first mortgage holder. During fiscal 1992, the Partnership forfeited its interest in the Northbridge Office Centre as a result of certain uncured defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the property were unsuccessful. The inability of the Northbridge joint venture to generate sufficient funds to meet its debt service obligations resulted mainly from a significant oversupply of competing office space in the West Palm Beach, Florida market. Management did not foresee any near term improvement in such conditions and ultimately determined that it was in the Partnership's best interests not to contest the lender's foreclosure action.

      The Partnership's original investment objectives were to:

     (i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;

    (ii) preserve and protect Limited Partners'  capital;
   (iii) achieve long-term appreciation in the value of its properties; and
    (iv) provide a build up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 1995, the Limited Partners had received cumulative cash distributions from operations totalling approximately $13,302,000, or $232 per original $1,000 investment for the Partnership's earliest investors. A substantial portion of the cash distributions paid to date has been sheltered from current taxable income. The Partnership reinstated the payment of regular quarterly cash distributions effective for the quarter ended June 30, 1994 at an annualized rate of 2% on original invested capital. Distributions had been discontinued in 1990 primarily due to the cash deficits associated with the Partnership's two commercial properties, Northbridge Office Centre and the 150 Broadway Office Building, which investments have since been disposed of, as discussed further above. As of September 30, 1995, the Partnership retains an interest in three of its five original investment properties. The loss of the investment in Northbridge, which represented 25% of the Partnership's original investment portfolio, in all likelihood, will result in the Partnership's inability to return the full amount of the original invested capital to the Limited Partners. The amount of the original capital that will be returned will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Partnership's retail shopping center, located in the suburban Atlanta, Georgia market, remains high, and operations do not appear to have been affected by this general trend.

      All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment project also competes with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The shopping center also competes for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates, location and tenant improvement allowances.

      The Partnership has no operating property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

      The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

      The General Partners of the Partnership (the "General Partners") are Sixth Income Properties Fund, Inc. and Properties Associates 1985, L.P. Sixth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner of the Partnership is Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

      The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

      The Partnership has acquired interests in operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                          Percent Occupied At
                                                                       Fiscal
                                                                       1995
                              12/31/94   3/31/95    6/30/95   9/30/95  Average

Regent's Walk Apartments       97%        95%         97%      98%      97%

Hurstborne Apartments          94%        93%         92%      94%      93%

Mall Corners Shopping Center   94%        93%         93%      93%      93%

Item 3. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Sixth Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Income Properties Six Limited Partnership, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Income Properties Six Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

      Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Sixth Income Properties Fund, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1995, there were 4,132 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1995.

Item 6.  Selected Financial Data

            Paine Webber Income Properties Six Limited Partnership
                     (In thousands, except per Unit data)

                                   Years  Ended    September 30,
                              1995     1994      1993      1992 (1)     1991

Revenues                     $  361  $   106    $    47   $  2,849    $  6,211

Operating loss               $ (60)  $(1,302)   $(2,412)  $ (2,494)   $(11,450)

Loss on transfer
 of assets at foreclosure        -         -          -   $(17,248)          -

Minority interest in
(income) loss of
consolidated venture             -         -          -   $  (423)    $    224

Gain on sale of venture
 interest                        -         -          -   $    23     $     50

Partnership's share of
 unconsolidated
 ventures' income
(losses)                    $ 322    $   522     $  581   $   (4)     $   (593)

Income (loss) before
extraordinary gain          $ 262    $  (780)    $(1,831) $(20,145)   $(11,769)

Extraordinary gain
from settlement
of debt obligation             -           -        -     $ 29,842           -

Net income (loss)          $ 262    $  (780)    $(1,831)  $  9,696    $(11,769)

Per Limited Partnership Unit:
    Income (loss) before
      extraordinary gain   $ 4.33   $(12.86)    $(30.20) $ (332.22)   $(194.09)

 Extraordinary gain            -          -           -  $  492.13           -

 Net income (loss)        $ 4.33   $ (12.86)    $ (30.20)$ 159.91     $(194.09)

 Cash distributions
   per Limited
     Partnership Unit    $ 20.00   $   5.00            -        -            -

Total assets            $  9,100    $10,036     $ 11,160 $ 13,044     $ 59,657

Notes payable                  -          -            -        -     $  1,412

(1) On April 20, 1992 the mortgage lender took title to the Northbridge Office Centre through foreclosure proceedings. As a result the Partnership's fiscal 1992 net operating results reflect an extraordinary gain from the settlement of the debt obligation and a loss on transfer of assets at foreclosure.

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $60,000,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $51,889,000 was originally invested in five operating investment properties through joint ventures. As of September 30, 1995, the Partnership had joint venture investments in three remaining operating properties, which consist of one retail shopping center and two multi-family apartment complexes. At the present time the Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      The  Partnership's   portfolio  of  joint  venture  investment  properties
continued to perform strongly in fiscal 1995, as evidenced by the occupancy levels which remained in the mid-to-high 90% range for all three operating properties. High occupancy levels have been maintained at the Regent's Walk apartment complex while simultaneously implementing gradual rent increases throughout the year. The performance of Regent's Walk reflects the continued gradual improvement in the multi-family residential market during fiscal 1995. This performance was achieved despite the competition from the single family home market prompted by the availability of low home mortgage interest rates. The absence of significant new construction of multi-family apartments over the last several years has allowed the oversupply which existed in many markets as a result of the overbuilding of the late 1980s to be absorbed. The results of this absorption have been higher stabilized occupancy levels and increasing rental rates, which have had a positive impact on cash flow levels and, consequently, property values. The occupancy level at the Hurstbourne Apartments averaged 93% during fiscal 1995 as compared to an average of 94% achieved in fiscal 1994. Recent marketing efforts have resulted in an increase in the number of potential tenants visiting the property. In addition, the property's management team has undertaken a capital improvement program designed to make the apartment units more attractive to these potential tenants. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Mall Corners shopping center, located in the suburban Atlanta, Georgia market, remains high, and operations do not appear to have been affected by this general trend.

     During fiscal 1995, the Partnership refinanced the 9% first mortgage note secured by the Regent's Walk Apartments, which had a principal balance of $8,390,000 and was scheduled to mature on May 1, 1995. The new long-term debt consists of a first mortgage note with an initial principal amount of $9,000,000 which bears interest at a fixed rate of 7.32% per annum. Monthly payments of interest and principal, based on a 30-year amortization schedule, are due through maturity on October 1, 2000. The principal balance of the loan will total approximately $8.5 million at maturity. Because the debt service on the prior loan called for interest-only payments, the venture's monthly debt service will not change significantly as a result of the refinancing transaction despite the decrease in the interest rate. In connection with the refinancing of the mortgage loan, $500,000 of the loan proceeds were deposited in an escrow account to provide funds for the remodeling of kitchens and bathrooms in the apartment units. It is anticipated that these improvements will be completed over the next few years as new leases for the apartments are signed. In accordance with the escrow agreement, the balance of the escrow account is invested in bank certificates of deposit.

      During fiscal 1994, a medical office tenant occupying 20,000 square feet, or approximately 7% of the net leasable space at Mall Corners, informed management of the joint venture of its intention to vacate its space upon the expiration of its lease in October 1994 in order to relocate to its own building. During the quarter ended December 31, 1994, this space was repositioned for retail use and a lease for 12,000 square feet was executed with a patio furniture and related accessories retailer. Management has been actively marketing the remaining 8,000 square feet of this space to several retail tenants in addition to actively marketing the other 13,000 square feet of vacant shop space at the center. As a result of the vacancy created by the termination of the medical office tenant lease, the average occupancy level was lower at Mall Corners in fiscal 1995 than it had been for the past few years. The occupancy level at Mall Corners averaged 93% during fiscal 1995, as compared to an average level of 99% maintained for fiscal 1994. During fiscal 1995, one of the property's major tenants, which currently occupies 16,530 square feet of space under a lease that was scheduled to expire in early calendar year 1996, agreed to extend its lease for 10 years and expand its space to 25,000 square feet. Accommodating the expansion plans of this mini-anchor tenant will require the relocation of several small tenants within the center and the construction of an additional 10,000 square feet of space. Construction is underway to accommodate the relocation of three of the four tenants that will be displaced to accommodate the new anchor store, and the fourth tenant is moving out of the shopping center. The mortgage loan secured by the Mall Corners shopping center was scheduled to mature in December 1995. Subsequent to year-end, on December 29, 1995, the venture obtained a new first mortgage loan with a principal balance of $20,000,000 and repaid the maturing obligation, which had an outstanding balance of approximately $17,246,000 at the time of closing and bore interest at 11.5%. Excess loan proceeds of approximately $2.2 million were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and the aforementioned expansion of the shopping center which are expected to be completed in 1996. In addition, excess proceeds of approximately $550,000 were available to be paid to the Partnership, in accordance with the terms of the joint venture agreement, to be applied toward certain operating loans and cumulative preference amounts owed. The new first mortgage loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture will decrease slightly as a result of this refinancing due to the significant reduction in the interest rate.

      As previously reported, management's discussions with the borrower concerning the operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. The borrower was willing to put additional funds at risk, in part to defer a substantial income tax liability which would result from a foreclosure. Given the likelihood that large capital advances would be required by the Partnership over the next several years to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. During the quarter ended December 31, 1994, the Partnership had agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into escrow on May 31, 1995 upon the final execution of the sale and assignment agreement. The $100,000 is to be released from escrow subsequent to the resolution of certain matters between the borrower and the first mortgage holder. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The final approval of this sale and assignment transaction by the first mortgage holder and the release of the escrowed cash would terminate the Partnership's interest in, and any obligations related to, the 150 Broadway Office Building. As discussed in the 1994 Annual Report, the expectation at the time that the 150 Broadway bankruptcy plan was negotiated and approved was that the borrower would be able to lease the first two or three floors in the building to one or more prominent retailers at rental rates sufficient to stabilize the property's cash flow position at or near the breakeven level after debt service. Leases at this level would also have increased the property's current market value and increased the likelihood that the Partnership would benefit from the eventual improvement in the office leasing segment. Unfortunately, the borrower was not successful in executing this strategy. After marketing the retail space for over 2 years, during fiscal 1995 the borrower signed leases for the first three floors of the building. However, the rental terms were significantly below the original expectations, and the property is still projected to incur significant deficits for the next several years. The estimated market value of the building, which was 83% leased at September 30, 1995, is substantially below the balance of the $26 million first mortgage loan which was senior to the Partnership's claims.

     At September 30, 1995, the Partnership had available cash and cash equivalents of approximately $2,515,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. As discussed further above, the Partnership no longer has any obligation to fund deficits in connection with the investment in the 150 Broadway Office Building. In light of this fact, and with the Partnership's other operating property investments performing well and producing excess cash flow distributions which are more than sufficient to cover the Partnership's ongoing operating expenses, the Managing General Partner reinstated a program of regular quarterly distributions to Partners during fiscal 1994. The first of such distribution payments was made in August 1994 for the quarter ended June 30, 1994. Payments to the Limited Partners are being made based on an annual return of 2% on original invested capital.

Results of Operations
1995 Compared to 1994

     For the year ended September 30, 1995 the Partnership reported net income of $262,000 as compared to a net loss of $780,000 in fiscal 1994. This change in the Partnership's net operating results was mainly the result of certain transactions involving the Partnership's interest in the 150 Broadway Office Building. In December 1993, the Partnership funded a $200,000 escrow reserve account required under the terms of the 150 Broadway bankruptcy settlement agreement, as discussed further above. The Partnership's accounting policy for its investment in 150 Broadway resulted in any advances being recorded as an expense in the period paid. In addition, during fiscal 1994 the Partnership recognized an $800,000 provision for possible investment loss related to the 150 Broadway investment to fully reserve the carrying value of the Partnership's remaining investment. In fiscal 1995, during the quarter ended December 31,
1994, the Partnership recorded income of $200,000 to reflect the cash proceeds received related to the sale of the Partnership's interest in 150 Broadway. Additional income of $100,000 would be recorded upon satisfaction of the escrow requirements referred to above and the release of the escrowed cash to the Partnership. The favorable changes in the Partnership's net operating results related to the 150 Broadway investment were partially offset by a decrease in the Partnership's share of ventures' income of $200,000 in the current fiscal year. This unfavorable change in the Partnership's share of ventures' operations was mainly a result of a decrease in rental income of $330,000 at the Mall Corners shopping center, due to the decrease in occupancy discussed further above. Revenues also declined slightly at the Hurstborne Apartments during fiscal 1995 mainly due to a decrease in corporate apartment rental activity. An increase in combined depreciation and amortization expense of $88,000 also contributed to the decline in the Partnership's share of ventures' income during fiscal 1995. Deprecation charges have increased at the Mall Corners and Hurstborne joint ventures as a result of certain capitalized costs incurred over the past two years. A decrease in property operating expenses at the Regent's Walk Apartments and Hurstborne Apartments, totalling $281,000, partially offset the decrease in rental revenues and increase in depreciation expense during fiscal 1995. The decline in property operating expenses is primarily attributable to lower repairs and maintenance expenses for fiscal 1995 at both of the apartment properties. Repairs and maintenance expenses in fiscal 1994 reflected the costs of an exterior painting project at Regent's Walk and common area upgrading and landscape repair projects at the Hurstbourne Apartments.
1994 Compared to 1993

     For the year ended September 30, 1994, the Partnership reported a net loss of $780,000 as compared to net loss of $1,831,000 in fiscal 1993. This decrease in net loss was the result of the recognition of a provision for possible investment loss related to the 150 Broadway property of $2,000,000 in fiscal 1993. In fiscal 1994, the Partnership recognized an $800,000 provision for possible investment loss and an additional $200,000 charge against earnings related to the 150 Broadway investment. The provision for possible investment loss in fiscal 1994 was recorded to fully reserve the carrying value of the Partnership's remaining investment in the 150 Broadway property based on the circumstances discussed further above. The $200,000 charge to earnings in fiscal 1994 represents the funds contributed by the Partnership in December 1993 to establish the required escrow reserve account referred to above. In addition, an increase in interest income earned on cash reserves of $59,000 and a decline in Partnership general and administrative expenses of $83,000 contributed to the decrease in net loss in fiscal 1994.

     The favorable changes in net loss were partially offset by a decrease in the Partnership's share of ventures' income of $59,000 in fiscal 1994. The decrease in the Partnership's share of ventures' income was mainly a result of an increase in repairs and maintenance expenses at the two apartment complexes. At the Regent's Walk Apartments, expenses were higher in fiscal 1994 due to an exterior painting project, and at the Hurstbourne Apartments, remodeling of the common areas of the property and increased landscaping expenses resulting from a harsh winter contributed to the increased expenses. These unfavorable changes were partially offset by an increase in rental income of $363,000 from the three joint ventures, due to a combination of higher occupancy and increased rental rates at the properties.

1993 Compared to 1992

     The Partnership had a net loss of $1,831,000 for the year ended September 30, 1993, as compared to net income of $9,696,000 for fiscal 1992. This change in net operating results can be primarily attributed to the foreclosure of the Northbridge Office Centre during fiscal 1992. The net income in fiscal 1992 resulted from an extraordinary gain from settlement of debt obligation of $29,842,000 recorded in connection with the Northbridge foreclosure. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of $17,248,000. The transfer of the Northbridge Office Center's title to the lender through foreclosure proceedings was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The extraordinary gain arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair value of the property ($20,000,000) and certain other assets transferred to the lender at the date of the foreclosure. The loss on transfer of assets resulted from the fact that the net carrying value of the property exceeded its estimated fair value at the time of foreclosure.

     The change in net operating results caused by the net foreclosure gain described above was partially offset by a decrease in the Partnership's operating loss and improvement in the Partnership's share of unconsolidated ventures' operations in fiscal 1993. Operating loss decreased by $82,000, despite the recording of a $2 million provision for possible uncollectible amounts, primarily due to the foreclosure of the Northbridge Office Centre, which had been generating substantial operating losses. The provision for possible uncollectible amounts in 1993 was recorded to reflect a change in the basis of accounting for the investment in 150 Broadway as a result of the final outcome of the borrower's bankruptcy proceedings. In addition, interest and other income decreased by $335,000 in fiscal 1993, mainly due to the defaults under the terms of the 150 Broadway second mortgage note receivable. Interest income on the second mortgage note was recognized subsequent to the borrower's bankruptcy filing as adequate protection payments were received by the Partnership per the direction of the bankruptcy court. Such payments were suspended in the third quarter of fiscal 1992 per the order of the bankruptcy court.

     The Partnership's share of the operating results of the unconsolidated joint ventures improved by $585,000 in fiscal 1993. Increased rental income from all three operating properties contributed to this favorable change. Also contributing to the favorable change was lower interest expense on the mortgage loan secured by the Hurstbourne Apartments due to an interest rate modification which was effective in October 1992. In addition, depreciation expense decreased at the Mall Corners Shopping Center due to certain tenant improvements having become fully depreciated, and amortization expense decreased at the Hurstbourne Apartments as a result of certain deferred costs having been fully amortized. These positive changes were partially offset by a decrease in interest and other income primarily due to the recognition by Regent's Walk of excess insurance proceeds related to damages incurred from a hail storm in fiscal 1992.

Inflation

      The Partnership completed its eleventh full year of operations in 1995 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may result in an increase in revenues, as well as operating expenses, at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

      The Managing General Partner of the Partnership is Sixth Income Properties Fund, Inc. a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   elected
      Name                      Office                      Age    to Office

Lawrence A. Cohen       President and Chief Executive
                          Officer                           42        5/1/91
Albert Pratt            Director                            84        4/25/84 *
J. Richard Sipes        Director                            48        6/9/94
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                 48        10/29/85
James A. Snyder         Senior Vice President               50        7/6/92
John B. Watts III       Senior Vice President               42        6/6/88
David F. Brooks         First Vice President and
                          Assistant Treasurer               53        4/25/84 *
Timothy J. Medlock      Vice President and Treasurer        34        6/1/88
Thomas W. Boland        Vice President                      33        12/1/91

*  The date of incorporation of the Managing General Partner.

      (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

      (d) There is no family relationship among any of the foregoing directors and executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

      Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

      Albert Pratt is Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

      J.  Richard  Sipes is a Director of the  Managing  General  Partner and a
Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

      Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

      David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

      Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

      (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

      (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

      The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under
Item 13.

      The Partnership paid cash distributions to the Unitholders on a quarterly basis at a rate of 2% per annum on original invested capital in fiscal 1990. Regular quarterly distributions were suspended in fiscal 1991 and reinstated at the prior annual rate of 2% effective for the third quarter of fiscal 1994.
However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Sixth Income Properties Fund, Inc., is owned by PaineWebber. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

      (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

            The General Partners of the Partnership are Sixth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

            In connection with the acquisition of properties, the Adviser received acquisition fees in an amount equal to 5% of the gross proceeds from the sale of the Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners.

            All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided, that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

            All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

            Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. In conjunction with the reinstatement of distribution payments effective for the third quarter of fiscal 1994, the Adviser earned total basic and asset management fees of $88,000 for the year ended September 30, 1995. No incentive management fees were earned during fiscal 1995.

            An  affiliate  of the  Managing  General  Partner  performs  certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1995 is $120,000 representing reimbursements to this affiliate for providing such services to the Partnership.

            The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $9,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

           (1) and (2) Financial Statements and Schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

           (3)     Exhibits:

                   The exhibits listed on the accompanying Index to Exhibits at page IV-3 are filed as part of this Report.


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.

      (c)  Exhibits

           See (a)(3) above.

      (d)  Financial Statement Schedules

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

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


                                 PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP


                                 By:  Sixth Income Properties Fund, Inc.
                                         Managing General Partner


                                  By: /s/ Lawrence A. Cohen
                                     Lawrence A. Cohen
                                     President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                     Thomas W. Boland
                                     Vice President

Dated:  January 4, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Albert Pratt                             Date:January 4, 1996
   Albert Pratt
   Director






By: /s/ J. Richard Sipes                        Date: January 4, 1996
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS




                                                          Page  Number  in the
Exhibit No.        Description of Document                Report    or   Other
                                                          Reference
----------------   -----------------------------------    ---------------------

(3) and (4)        Prospectus   of   the   Registrant     Filed    with    the
                   dated   September   17,  1984,  as     Commission  pursuant
                   supplemented,    with   particular     to Rule  424(c)  and
                   reference    to    the    Restated     incorporated  herein
                   Certificate   and   Agreement   of     by reference.
                   Limited Partnership.

(10) Material contracts previously Filed with the filed as exhibits to registration Commission pursuant statements and amendments thereto to Section 13 or of the registrant together with 15(d) of the all such contracts filed as Securities Exchange exhibits of previously filed Act of 1934 and Forms 8-K and Forms 10-K are incorporated herein
                   hereby   incorporated   herein  by     by reference.
                   reference.

(13)               Annual Report to Limited Partners      No   Annual   Report
                                                          for the  year  ended
                                                          September  30,  1995
                                                          has  been   sent  to
                                                          the          Limited
                                                          Partners.         An
                                                          Annual  Report  will
                                                          be   sent   to   the
                                                          Limited     Partners
                                                          subsequent  to  this
                                                          filing.

(22)               List of subsidiaries                   Included  in  Item 1
                                                          of   Part  I  of  this
                                                          Report  Page  I-1,  to
                                                          which   reference   is
                                                          hereby made.


(27)               Financial data schedule                Filed as the last
                                                          page of EDGAR
                                                          submission
                                                          following the
                                                          Financial
                                                          Statements and
                                                          Financial Statement
                                                          Schedule required
                                                          by Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference

Paine Webber Income Properties Six Limited Partnership:

      Report of independent auditors                                      F-2

      Balance sheets as of September 30, 1995 and 1994                    F-3

      Statements of operations  for the years ended
      September 30, 1995,  1994 and 1993                                  F-4

      Statements  of  changes in  partners'  capital  (deficit)
      for the years ended September 30, 1995, 1994 and 1993               F-5

      Statements of cash flows for the years ended  September
      30, 1995,  1994 and 1993                                            F-6

      Notes to financial statements                                       F-7

Combined  Joint  Ventures  of  Paine  Webber  Income  Properties  Six  Limited
Partnership:

      Report of independent auditors                                     F-17

      Combined balance sheets as of September 30, 1995 and 1994          F-18

      Combined statements of operations and changes in venturers'
      capital for the years ended September 30, 1995, 1994 and 1993      F-19

      Combined  statements  of cash flows for the years  ended
      September  30, 1995, 1994 and 1993                                 F-20

      Notes to combined financial statements                             F-21

      Schedule III - Real Estate and Accumulated Depreciation            F-29


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                           REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Six Limited Partnership:

      We have audited the accompanying balance sheets of PaineWebber Income Properties Six Limited Partnership as of September 30, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Six Limited Partnership at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.






                                   /s/ ERNST & YOUNG LLP
                                  ERNST & YOUNG LLP


Boston, Massachusetts
December 29, 1995

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS
                                                       1995           1994

Investments in joint ventures, at equity           $   6,585        $   7,469
Cash and cash equivalents                              2,515            2,567
                                                   $   9,100         $ 10,036

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $        15     $          9
Accrued expenses and other liabilities                    30               21
      Total liabilities                                   45               30

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net loss                                  (843)            (846)
   Cumulative cash distributions                        (500)            (487)

  Limited Partners ($1,000 per unit;
     60,000 Units issued):
   Capital contributions, net of offering costs       53,959           53,959
   Cumulative net loss                               (30,260)         (30,519)
   Cumulative cash distributions                     (13,302)         (12,102)
      Total partners' capital                          9,055           10,006
                                                   $   9,100         $ 10,036



















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
            For the years ended September 30, 1995, 1994 and 1993
                     (In thousands, except per Unit data)

                                               1995         1994       1993
Revenues:
   Interest  income                         $    161     $    106   $      47
   Income from sale of second
     mortgage interest                           200            -           -
                                                 361          106          47

Expenses:
   Provision for possible
       investment loss                             -          800       2,000
   Cost of holding investment in
     150 Broadway Office Building                  -          200           -
   Management fees                                88           32           -
   General and administrative                    333          376         459
                                                 421        1,408       2,459
Operating loss                                   (60)      (1,302)     (2,412)

Partnership's share of
  ventures' income                               322          522         581

Net income (loss)                           $    262     $   (780)    $(1,831)

Per Limited Partnership Unit:
  Net income (loss)                          $   4.33      $(12.86)   $ (30.20)

  Cash distributions                          $ 20.00   $    5.00$          -

   The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
                For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)


                                   General         Limited
                                   Partners        Partners       Total

Balance at September 30, 1992      $(1,302)       $14,222         $12,920

Net loss                               (19)        (1,812)         (1,831)

Balance at September 30, 1993       (1,321)        12,410          11,089

Cash distributions                      (3)          (300)           (303)

Net loss                                (8)          (772)           (780)

Balance at September 30, 1994       (1,332)        11,338          10,006

Cash distributions                     (13)        (1,200)         (1,213)

Net income                               3            259             262

Balance at September 30, 1995      $(1,342)       $10,397        $  9,055

























                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           STATEMENTS   OF  CASH  FLOWS
            For  the  years   ended September 30, 1995, 1994 and 1993
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                 1995       1994        1993
Cash flows from operating activities:
  Net income (loss)                         $     262     $   (780)  $ (1,831)
  Adjustments to reconcile net income
   (loss) to net  cash used for
   operating activities:
   Partnership's share of ventures' income       (322)        (522)      (581)
   Income from sale of second mortgage
    interest                                     (200)           -          -
   Provision for possible investment loss           -          800      2,000
   Changes in assets and liabilities:
     Other assets                                   -            2          -
     Accounts payable - affiliates                  6          (30)         9
     Accrued expenses and other liabilities          9         (11)       (61)
       Total adjustments                         (507)         239      1,367
       Net cash used for operating activities    (245)        (541)      (464)

Cash flows from investing activities:
  Distributions from joint ventures             1,406        1,948      1,820
  Cash contributions to joint ventures           (200)         (28)         -
  Additional investment in 150 Broadway
    Office Building                                 -            -       (800)
  Proceeds from sale of investment in
   150 Broadway Office Building                   200            -          -
       Net cash provided by investing
         activities                             1,406        1,920      1,020

Cash flows from financing activities:
  Distributions to partners                    (1,213)        (303)         -
       Net cash used in financing activities   (1,213)        (303)         -

Net increase (decrease) in cash and
 cash equivalents                                 (52)        1,076        556

Cash and cash equivalents, beginning of year    2,567        1,491         935

Cash and cash equivalents, end of year        $ 2,515      $ 2,567       $ 1,491












                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements



1.    Organization

      Paine Webber Income Properties Six Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in April 1984 for the purpose of investing in a diversified portfolio of income-producing properties. The Partnership authorized the issuance of units (the "Units") of partnership interests (at $1,000 per Unit) of which 60,000 were subscribed and issued between September 17, 1984 and September 16, 1985.

2.    Summary of Significant Accounting Policies

       The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 4 for a description of these joint venture partnerships.

       The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      Certain prior year balances have been reclassified to conform to the current year presentation.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the taxable loss incurred will be allocated among the partners. In cases where the disposition of the investment involves the lender foreclosing on the investment, taxable income could occur without distribution of cash. This income would represent passive income to the partners which could be offset by each partners' existing passive losses, including any passive loss carryovers from prior years.

3.    The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Sixth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount equal to 5% of the gross proceeds from the sale of the Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners.

      All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided, that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. In conjunction with the reinstatement of distribution payments effective for the third quarter of fiscal 1994, the Adviser earned total basic and asset management fees of $88,000 and $32,000 for the years ended September 30, 1995 and 1994, respectively. No basic or asset management fees were earned in fiscal 1993. No incentive management fees have been earned to date. Accounts payable - affiliates at both September 30, 1995 and 1994 includes $9,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for the years ended September 30, 1995, 1994 and 1993 is $120,000, $121,000 and $137,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $9,000, $5,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively. Included in accounts payable - affiliates at September 30, 1995 is $6,000 of cash management fees owed to Mitchell Hutchins.

4.    Investments in Joint Ventures

      The Partnership has investments in three joint ventures at September 30, 1995 and 1994. The joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                       Condensed Combined Balance Sheets
                         September 30, 1995 and 1994
                                (In thousands)

                                    Assets

                                                            1995        1994

      Current assets                                   $    1,423    $  1,160
      Operating investment properties, net                 43,852      44,809
      Other assets                                          1,145         908
                                                        $  46,420     $46,877

                      Liabilities and Venturers' Capital

      Current liabilities                              $    2,830     $10,809
      Other liabilities                                       269         277
      Long-term debt and long-term debt
           subject to refinancing                          34,228      25,724

      Partnership's share of combined capital               5,621       6,596
      Co-venturers' share of combined capital               3,472       3,471
                                                        $  46,420     $46,877

                  Reconciliation of Partnership's Investment
                                (in thousands)

                                                            1995        1994

      Partnership's share of capital, as shown above $ 5,621 $ 6,596 Partnership's share of current
        liabilities and long-term debt                        921         830
      Excess basis due to investment
        in ventures (1)                                        43          43
      Investments in unconsolidated joint ventures,
        at equity                                        $  6,585    $  7,469

(1) At September 30, 1995 and 1994, the Partnership's investment exceeds its share of the joint venture capital accounts and liabilities by $43,000. This amount relates to certain expenses associated with acquiring the investments.

                   Condensed  Combined Summary of Operations
           For the years ended  September 30, 1995, 1994 and 1993
                                (In thousands)

                                                 1995       1994        1993
      Rental revenues and
        expense recoveries                    $ 9,122    $  9,482    $  9,088
      Interest income                              26          26          28
                                                9,148       9,508       9,116

      Property operating expenses               3,156       3,404       2,986
      Depreciation and amortization             2,208       2,120       2,072
      Interest expense                          3,462       3,462       3,477
                                                8,826       8,986       8,535
      Net income                             $    322   $     522   $     581

      Partnership's share of
           combined income                   $    322   $     522   $     581
      Co-venturers' share of
          combined income                           -           -           -
                                              $    322  $     522   $     581

      Investments in joint ventures, at equity represents the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

      Investments in joint ventures, at equity on the balance sheet is comprised of the following joint venture investments (in thousands):

                                                 1995        1994

      Regent's Walk Associates               $  1,583      $1,859
      Kentucky-Hurstbourne Associates           3,745       3,931
      Gwinnett Mall Corners Associates          1,257       1,679
                                             $  6,585    $  7,469

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                1995         1994        1993

      Regent's Walk Associates              $     276   $     496   $     328
      Kentucky-Hurstbourne Associates             660         507         628
      Gwinnett Mall Corners Associates            470         945         864
                                             $  1,406    $  1,948    $  1,820

      Descriptions of the properties owned by the joint ventures and the terms of the joint venture agreements are summarized as follows:

a. Regent's Walk Associates

      On May 15, 1985 the Partnership acquired an interest in Regent's Walk Associates, a Kansas general partnership that owns and operates Regent's Walk Apartments, a 255-unit apartment complex in Overland Park, Johnson County, Kansas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of J. A.
    Peterson Enterprises, Inc.

      The initial aggregate cash investment by the Partnership for its interest was approximately $6,768,000 (including an acquisition fee of $390,000 paid to the Adviser). The apartments were encumbered by a nonrecourse first mortgage loan with a balance of $8,390,000 as of September 30, 1994. During the year ended September 30, 1995, the Company refinanced the $8,390,000, 9.0% first mortgage note that was scheduled to mature on May 1, 1995. The new long-term debt consists of a first mortgage note with a principal amount of $9,000,000 secured by the operating investment property. The note is payable monthly, including interest at 7.32%, with the unpaid principal balance of $8,500,163 due October 1, 2000. In connection with the refinancing of the mortgage loan, $500,000 of the loan proceeds were deposited in an escrow account to provide funds for the remodeling of kitchens and bathrooms in the apartment units. It is anticipated that these improvements will be completed over the next few years as new leases for the apartments are signed.

      The joint venture agreement provides that the Partnership will receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after the Partnership has received its cumulative preferred return, the co-venturer is entitled to a preference return of $7,000 for each fiscal quarter which is cumulative only for amounts due in any one fiscal year. Any remaining cash flow is to be used to pay interest on any notes from the joint venture to the partners and then is to be distributed to the partners, with the Partnership receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder. During the years ended September 30, 1995 and 1994, the Partnership's preferred return aggregated $656,000 in each year, while net cash available for distribution amounted to $320,000 and $469,000, respectively, leaving an unpaid cumulative preferred return of $2,720,000 at September 30, 1995 ($2,384,000 at September 30, 1994). The cumulative unpaid preference return is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available.

      Taxable income or tax loss is to be allocated to the partners based on their proportionate share of cash distributions. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is needed by the joint venture for any reason including payment of the Partnership's preference return, prior to June 1, 1992, the co-venturer was required to make loans to the joint venture up to a total of $250,000. After the joint venture has borrowed $250,000 from the co-venturer, if the joint venture requires additional funds for purposes other than distributions, then it will be provided 90% by the Partnership and 10% by the co-venturer.

      Sale and/or refinancing proceeds will be distributed as follows, after making a provision for liabilities and obligations: (1) repayment to the co-venturer of up to $250,000 of operating loans plus accrued interest thereon, (2) payment of accrued interest and repayment of principal of operating notes (pro-rata), (3) to the Partnership payment of any preferred return arrearage, (4) to the Partnership an amount equal to the
    Partnership's gross investment plus $560,000, (5) to the co-venturer the amount of $500,000, (6) to payment of a brokers fee to the partners if a sale is made to a third party, (7) to the payment of up to $100,000 subordinated management fees, (8) the next $8,000,000 to the Partnership and the co-venturer in the proportions of 90% and 10%, respectively, (9) the next $4,000,000 to the Partnership and the co-venturer in the proportions of 80% and 20%, respectively, and (10) any remaining balance 70% to the Partnership and 30% to the co-venturer.

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee was 4% of the gross rents collected from the property until June 1, 1990 when the fee increased to 5% of the gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents shall be payable only to the extent of cash flow remaining after the Partnership has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds the amount of which will not exceed $100,000 as specified in the agreement. Total subordinated management fees as of September 30, 1995 exceed this $100,000 limitation.

b. Kentucky-Hurstbourne Associates

      On July 25, 1985 the Partnership acquired an interest in Kentucky-Hurstbourne Associates, a newly formed Delaware general partnership, that owns and operates Hurstbourne Apartments, a 409-unit apartment complex located in Louisville, Kentucky. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of the Paragon Group.

      The initial aggregate cash investment by the Partnership for its interest was approximately $8,716,000 (including an acquisition fee of $500,000 paid to the Adviser). The apartments are encumbered by a nonrecourse first mortgage loan with a balance of $8,457,000 as of September 30, 1995 This mortgage loan is scheduled to mature in September 1999.

      The joint venture agreement as amended on May 21, 1986 provides that cash flow shall first be distributed to the Partnership in the amount of $67,000 per month (the Partnership's preference return). The preference return was cumulative on a year to year basis through July 31, 1989, and is noncumulative thereafter. The next $40,000 will be distributed to the co-venturer on a noncumulative annual basis, payable quarterly. Any cash flow not previously distributed at the end of each fiscal year will be applied in the following order: first, to the payment of all unpaid accrued interest on all outstanding operating notes; the next $225,000 of annual cash flow will be distributed 90% to the Partnership and 10% to the co-venturer; the next $260,000 of annual cash flow will be distributed 80% to the Partnership and 20% to the co-venturer, and any remaining balance will be distributed 70% to the Partnership and 30% to the co-venturer.

      At September 30, 1995 and 1994, the cumulative preference return payable to the Partnership for years prior to July 31, 1989 was approximately
    $1,354,000. Under the terms of the joint venture agreement, unpaid preference returns will only be paid upon refinancing, sale, exchange or other disposition of the property. During the years ended September 30, 1995 and 1994, the Partnership was entitled to 100% of the net cash available for distribution, which amounted to $507,000 and $575,000, respectively.

      Taxable income or tax loss of the joint venture will be allocated to the Partnership and co-venturer in proportion to the distribution of net cash flow subject to the following: first, the co-venturer shall not be allocated less than 10% of the net income or net loss; second, the co-venturer shall not be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the venture's income and losses for the years ended September 30, 1995, 1994 and 1993 being allocated in a manner different from that provided in the venture agreement such that none of the losses were allocated to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocation of taxable income or tax loss.

      Any proceeds arising from a refinancing, sale, exchange or other disposition of property will be distributed first to the payment of unpaid principal and accrued interest on the outstanding first mortgage loan. Any remaining proceeds will be distributed in the following order: repayment of unpaid operating loans and accrued interest thereon to the Partnership and the co-venturer; the amount of any undistributed preference payments to the Partnership (for the period through July 31, 1989); $10,056,000 to the Partnership; $684,000 to the co-venturer; the amount of any unpaid subordinated management fees to the property manager; $9,000,000 distributed 90% to the Partnership and 10% to the co-venturer; $4,500,000 distributed 80% to the Partnership and 20% to the co-venturer with any remaining balance distributed 70% to the Partnership and 30% to the co-venturer.

      If additional cash is required by the joint venture, it may be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Through September 30, 1995, no such loans are outstanding.

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of gross receipts collected from the property. Two percent of such fees were subordinated to the Partnership's and co-venturer's returns during the first three years of the joint venture's operations. Under the terms of the joint venture agreement, unpaid subordinated management fees total $118,000 and will only be paid upon refinancing, sale, exchange or other disposition of the property.

c. Gwinnett Mall Corners Associates

      On August 28, 1985 the Partnership acquired an interest in Gwinnett Mall Corners Associates, a Georgia general partnership that owns and operates Mall Corners Shopping Center, a 286,000 gross leasable square foot shopping center, located in Gwinnett County, Georgia. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is a partnership comprised of several individual investors.

      The initial aggregate cash investment by the Partnership for its interest was approximately $10,707,000 (including an acquisition fee of $579,000 paid to the Adviser). The shopping center was encumbered by a construction mortgage loan with a balance of $22,669,000 at the time of closing. The construction mortgage loan was refinanced on November 4, 1985 with permanent financing of $17,700,000, with the remainder paid out of escrows established at the time of closing. The balance of the 11.5% nonrecourse permanent mortgage loan, which was scheduled to mature in December 1995, was $17,266,000 as of September 30, 1995. Subsequent to year-end, on December 29, 1995, the venture obtained a new first mortgage loan with a principal balance of $20,000,000 and repaid the maturing obligation. Excess loan proceeds of approximately $2.2 million were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which are expected to be completed in 1996. In addition, excess proceeds of approximately $550,000 were available to be paid to the Partnership, in accordance with the terms of the joint venture agreement, to be applied toward the operating loan and cumulative preference amounts discussed further below. The new loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture will decrease slightly as a result of this refinancing due to the significant reduction in the interest rate.

      The joint venture agreement provides that the Partnership will receive from cash flow, as defined, an annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the Partnership's preference return described above through November 1, 1990, the co-venturer was required to fund to the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. During 1990 the venture partners reached an agreement as to the cumulative deficiencies to be funded by the co-venturer, which totalled $665,000. Cumulative total preference distributions in arrears at September 30, 1995 amounted to $1,997,000 which includes minimum guaranteed distributions in arrears of $308,000.

      The co-venturer is entitled to receive quarterly non-cumulative, subordinated returns of $38,000. Due to insufficient cash flow, the co-venturer received no distributions for any of the three years in the period ended September 30, 1995. Any remaining cash flow, as defined, after payments of the co-venturer's preference return, shall be distributed first to the Initial Property Manager (an affiliate of the co-venturer) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by the Partnership and the co-venturer to the joint venture. The next $500,000 is to be distributed 80% to the Partnership and 20% to the co-venturer. The next $500,000 of cash flow in any year in excess of such returns will be distributed 70% to the Partnership and 30% to the co-venturer and the remaining balance is to be distributed 60% to the Partnership and 40% to the co-venturer.

      Taxable income or tax loss will be allocated to the Partnership and the co-venturer in any year in the same proportions as the amount of cash distributed to each of them and if no net cash flow has been distributed, 100% to the Partnership. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with operations of the Joint Venture, it will be provided 70% by the Partnership and 30% by the co-venturer (operating loans). The rate of interest on such loans shall equal the lesser of the rate announced by the First National Bank of Boston as its prime or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. Through September 30, 1995, the Partnership and the co-venturer have made operating loans totalling $63,000 and $1,000, respectively. In addition the Partnership has made default loans aggregating $26,000 through September 30, 1995.

      Distribution of sale and/or refinancing proceeds are to be as follows, after making a provision for liabilities and obligations and to the extent not previously returned to each partner: (1) payment of accrued interest and operating notes payable to partners; (2) to the Partnership the aggregate amount of the Partnership's Preference Return that shall not have been distributed, (3) to the Partnership an amount equal to the Partnership's gross investment, (4) the next $2,000,000 to the co-venturer, (5) to the Initial Property Manager for any unpaid subordinated management fee that shall have accrued, (6) the next $4,000,000 allocated to the Partnership and to the co-venturer in the proportions 80% and 20%, respectively, (7) the next $3,000,000 allocated to the Partnership and the co-venturer in the proportions 70% and 30%, respectively, and (8) any remaining balance shall be allocated to the Partnership and the co-venturer 70% and 30%, respectively, until the Partnership receives an amount equal to all net losses allocated to the Partnership for years through calendar 1989 in which the maximum Federal income tax rate for individuals was less than 50% times a percentage equal to 50% minus the weighted average maximum Federal income tax rate for individuals in effect during such years plus a simple rate of return added to each year's amount equal to 8% per annum. Thereafter, any remaining balance shall be distributed to the Partnership and the co-venturer 60% and 40%, respectively.

      The joint venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 3% of the gross receipts, as defined, of which 1.5% was subordinated to the payment of the Partnership's minimum guaranteed distributions through November 1990.

5.    Investment in 150 Broadway Office Building

      The Partnership sold its 49% interest in the Bailey N.Y. Associates joint venture on September 22, 1989. The sales price for the Partnership's interest was $18,000,000 which was received in the form of $4,000,000 in cash and a $14,000,000 second mortgage note receivable. The Partnership also received a $1,000,000 promissory note in satisfaction of preferred returns accrued but not paid during the term of the joint venture partnership. The notes, which bore interest at 7% per annum, were originally payable in quarterly installments of principal and interest of $280,000, beginning in October of 1989, for the $14,000,000 note and in quarterly installments of interest only, beginning in April of 1991, for the $1 million note. The notes were due to mature in October of 1995.

      Due to a deterioration in the commercial real estate market in New York City which adversely affected property operations, the borrower failed to make certain payments due under the terms of the Partnership's second mortgage note and the $1 million promissory note received as part of the 1989 sale agreement, as well as payments due on first and third mortgages with unaffiliated third parties. On July 22, 1991, in a defensive reaction to the commencement of foreclosure proceedings by the first mortgagee, the borrower filed for protection under Chapter 11 of the U. S. Bankruptcy Code. During fiscal 1993, the Partnership agreed to a settlement agreement involving both the first mortgage lender and the owner. Under the terms of the plan, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership received a new second mortgage loan in the principal amount of $6 million, with base interest at 4.75% per annum, in satisfaction of its prior second mortgage and promissory note in the combined face amount of approximately $15 million. The terms of the plan required the Partnership to fund, by way of a separate note, an initial amount of $800,000 to pay past due real estate taxes and to establish an escrow reserve of $200,000 prior to December 31, 1993 for future cash flow shortfalls of the property. This escrow reserve was funded in the first quarter of fiscal 1994. Under the terms of the agreement, if the first mortgagee made withdrawals from the escrow to cover any monthly debt service shortfalls, the Partnership was required to replenish the escrow on a quarterly basis or it would have forfeited its second mortgage position.

      Subsequent to the final execution of the settlement plan, due to the uncertainty which existed with regard to the future collection of amounts owed under the terms of the Partnership's restructured $6 million second mortgage loan, management determined that it would be appropriate to account for the investment in the 150 Broadway Office Building on the cost method. Accordingly, the Partnership recorded a provision for possible uncollectible amounts of $2,000,000 in fiscal 1993 to write off the remaining carrying value of the original notes receivable received from the sale of the Partnership's joint venture interest. The cost basis of the Partnership's investment in the 150 Broadway Office Building was established at $800,000 as of September 30, 1993, which represented the amount of the additional investment required to affect the bankruptcy court settlement plan in fiscal 1993. Under the cost method, any amounts received as interest on the note or advances were recorded as income when received. Any advances required to maintain the Partnership's investment interest in the 150 Broadway Office Building were recorded as an expense in the period paid.

     The value of the 150 Broadway Office Building was estimated to be well below the balance of the $26 million first mortgage loan which was senior to the Partnership's claims. Given the likelihood that large capital advances would be required to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded provisions for possible investment loss totalling $800,000 during fiscal 1994 ($400,000 in the third quarter and $400,000 in the fourth quarter) to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. During the quarter ended December 31, 1994, the Partnership agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into escrow on May 31, 1995 upon the final execution of the sale and assignment agreement. The $100,000 is to be released from escrow subsequent to the resolution of certain matters between the borrower and the first mortgage holder. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The Partnership recorded income of $200,000 in fiscal 1995 to reflect the non-refundable cash proceeds received to date. Additional income of $100,000 would be recorded upon the satisfaction of the escrow requirements and the release of the escrowed cash to the Partnership.

 6.  Subsequent  Event

     On November 15, 1995, the Partnership distributed $300,000 to the Limited Partners, $3,000 to the General Partners and $13,000 to the Adviser as an asset management fee for the quarter ended September 30, 1995.

7.  Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                        REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Six Limited Partnership:


      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership as of September 30, 1995 and 1994, and the related combined statements of operations and changes in venturers' capital and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership at September 30, 1995 and 1994 and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                               /s/ERNST & YOUNG LLP
                               ERNST & YOUNG LLP

Boston, Massachusetts
November 16, 1995,
except for Note 5,
as to which the date
is December 29, 1995

                          COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1995 and 1994
                                (In thousands)

                                    ASSETS

                                                            1995          1994
Current assets:
   Cash and cash equivalents                          $       480   $     613
   Prepaid expenses                                            39          41
   Accounts receivable - affiliates                            21          15
   Accounts receivable from tenants and others                 74          83
   Cash reserve for capital expenditures                      512         134
   Cash reserve for insurance and taxes                       297         274
        Total current assets                                1,423       1,160

Cash reserve for tenant security deposits                      40          20

Capital contributions receivable from
   Mall Corners III                                           665         665

Operating investment property, at cost:
   Land                                                     9,845       9,786
   Buildings, improvements and equipment                   53,269      52,315
                                                           63,114      62,101
   Less accumulated depreciation                          (19,262)    (17,292)
         Net operating investment property                 43,852      44,809

Deferred expenses, net of accumulated
  amortization of $3,119 in 1995 and $2,881 in 1994           440         223
                                                          $46,420     $46,877

                      LIABILITIES AND VENTURERS' CAPITAL
Current liabilities:
   Distributions payable to venturers                   $     499  $      609
   Notes payable to venturers                                 488         488
   Advance from venturer                                      200           -
   Current portion of long-term debt                          495       8,591
   Accounts payable and accrued expenses                      138         113
   Accounts payable - affiliate                                26          28
   Accrued interest                                           711         723
   Accrued real estate taxes                                  171         164
   Other liabilities                                          102          93
         Total current liabilities                          2,830      10,809

Long-term debt and long-term debt subject to refinancing   34,228      25,724

Tenant security deposits                                      269         277

Venturers' capital                                          9,093      10,067
                                                          $46,420     $46,877

                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
            PAINEWEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

     COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
              For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)

                                               1995       1994        1993

Revenues:
  Rental income and expense
    reimbursements                          $   9,122    $  9,482    $  9,088
  Interest income                                  26          26          28
                                                9,148       9,508       9,116

Expenses:
  Interest                                      3,462       3,462       3,477
  Depreciation and amortization                 2,208       2,120       2,072
  Property taxes                                  653         620         590
  Insurance                                       137         137         145
  Management fees                                 333         345         331
  Maintenance and repairs                         650         958         686
  Utilities                                       519         564         525
  General and administrative                      270         245         194
  Salaries                                        560         505         480
  Other                                            34          30          35
                                                8,826       8,986       8,535

Net income                                        322         522         581

Distributions to venturers                     (1,296)     (1,989)     (1,688)

Venturers' capital, beginning of year          10,067      11,534      12,641

Venturers' capital, end of year              $  9,093     $10,067     $11,534


















                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                      COMBINED  STATEMENTS  OF CASH  FLOWS
              For the years ended September 30, 1995, 1994 and 1993
                         Increase (Decrease) in Cash
                                (In thousands)

                                             1995         1994          1993

Cash flows from operating activities:
  Net income                            $      322      $   522       $   581
  Adjustments to reconcile net income
  to net cash provided by operating
   activities:
   Depreciation and amortization             2,208        2,119         2,072
   Changes in assets and liabilities:
     Prepaid expenses                            2           56           (35)
     Accounts receivable - affiliates           (6)         (15)            -
     Accounts receivable from tenants
      and others                                 9           71            25
     Cash reserve for capital expenditures     122          (92)           (8)
     Cash reserve for insurance and taxes      (23)         (44)          (56)
     Cash reserve for tenant security deposits (20)         (12)           16
     Accounts payable and accrued expenses      25           14           (85)
     Accounts payable - affiliates              (2)          (9)            8
     Accrued interest                          (12)          46           (25)
     Accrued real estate taxes                   7         (158)           53
     Other liabilities                           9           38             3
     Tenant security deposits                   (8)           5             4
        Total adjustments                    2,311        2,019         1,972
        Net cash provided by operating
          activities                         2,633        2,541         2,553

Cash flows from investing activities:
  Additions to operating investment
    properties                              (1,029)        (746)         (872)
  Payment of lease commissions                 (67)         (55)          (63)
  Proceeds from insurance settlement             -          379           390
  Funding of renovation escrow account        (500)           -             -
        Net cash used in investing
         activities                         (1,596)        (422)         (545)

Cash flows from financing activities:
  Distributions to venturers                (1,406)      (1,948)       (1,621)
  Long-term debt incurred                    9,000            -             -
  Debt acquisition costs                      (372)           -             -
  Advances from venturers                      200            -             -
  Principal payments on long-term debt      (8,592)        (182)         (159)
        Net cash used in financing
          activities                        (1,170)      (2,130)       (1,780)

Net increase (decrease) in cash
 and cash equivalents                         (133)         (11)          228

Cash and cash equivalents,
 beginning of year                             613          624           396

Cash and cash equivalents, end of year   $      480    $    613      $    624

Cash paid during the year for interest  $    3,515      $ 3,421       $ 3,474

                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements


1.    Summary of significant accounting policies

            Organization

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Six Limited Partnership (PWIP6) include the accounts of PWIP6's three unconsolidated joint venture investees as of September 30, 1995. Gwinnett Mall Corners Associates, a Georgia general partnership, was organized on August 28, 1985, by PWIP6 and Mall Corners III, Ltd., a Georgia limited partnership (MC III), to acquire and operate a 286,000 square foot shopping center located in Gwinnett County, Georgia. Regent's Walk Associates was organized on April 25, 1985 in accordance with a joint venture agreement between PWIP6 and Peterson Interests of Kansas, Inc.
    (PIK). The joint venture was organized to purchase and operate a 255-unit apartment complex known as Regent's Walk Apartments in Overland Park, Kansas. The apartment complex was purchased on May 15, 1985. Kentucky-Hurstbourne Associates was organized on July 25, 1985 in accordance with a joint venture agreement between PWIP6 and Hurstbourne Apartments Company, Ltd. (Limited Partnership). The joint venture was organized to purchase and operate a 409-unit apartment complex known as Hurstbourne, Kentucky. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and PWIP6, which owns a majority financial interest in each joint venture.

            Basis of presentation

      The records of two of the combined joint ventures, Gwinnett Mall Corners Associates and Kentucky-Hurstbourne Associates, are maintained on an income tax basis of accounting and adjusted to generally accepted accounting principles and reflect the necessary adjustments, principally to depreciation and amortization. The records of Regent's Walk Associates are maintained in accordance with generally accepted accounting principles.

            Operating investment properties

      The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the venture's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. All of the operating properties owned by the Combined Joint Ventures were held for long-term investment purposes as of September 30, 1995 and 1994.

      The Combined Joint Ventures have reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the Combined Joint Ventures' financial statements.

      Depreciation expense is computed on the straight-line basis over the estimated useful life of the buildings, equipment and tenant improvements, generally 5 to 30 years. Payments made to PWIP6 under a master lease agreement to guarantee a preference return were recorded as reductions of the basis of the Mall Corners operating investment property. Professional fees, including acquisition fees paid to a related party (Note 2), and other costs have been capitalized and are included in the cost of the operating investment properties.

            Revenue Recognition

      The Combined Joint Ventures lease space at the operating investment properties under short-term and long-term operating leases. Rental revenues are recognized on an accrual basis as earned pursuant to the terms of the leases.

            Income tax matters

      The Combined Joint Ventures are not subject to U.S. federal or state income taxes. The partners report their proportionate share of the joint venture's taxable income or tax loss in their respective tax returns; therefore, no provision for income taxes is included in the accompanying financial statements.

            Deferred expenses

      Lease commissions are being amortized over the shorter of ten years or the remaining term of the related lease on a straight-line basis. Permanent loan fees and related debt acquisition costs are being amortized on the straight-line method over the term of the related mortgage loans. Organization costs represent legal fees associated with the formation of the joint venture and were amortized over five years on a straight-line basis.

            Cash and cash equivalents

      For purposes of reporting cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturities of 90 days of less to be cash equivalents.

2.    Partnership agreements and related party transactions

            Gwinnett Mall Corners Associates

      The Mall Corners joint venture agreement provides that PWIP6 will receive from cash flow, as defined, a annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the PWIP6 preference return described above through November 1, 1990, MC III was required to fund the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. PWIP6 and MC III were in disagreement as to the amount of deficiencies to be funded by MC III through September 30, 1989. During 1990, the partners reached an agreement as to the cumulative deficiencies to be funded by MC III. This agreement resulted in a decrease to the receivable from MC III and a decrease in MC III's capital of $245,000. The joint venture made distributions to PWIP6 of $470,000 in 1995, $945,000 in 1994 and $864,000 in 1993 towards settlement of the cumulative preferred return. Cumulative preferred distributions in arrears at September 30, 1995 and 1994 amounted to approximately $1,997,000 and $1,420,000 including minimum guaranteed distributions in arrears of $308,000 at both dates (see Note 5).

      The receivable from MC III totaled $665,000 at September 30, 1995 and 1994. The receivable is guaranteed by the partners of MC III, however, the venture is subject to credit loss to the extent the guarantors are unable to fulfill their obligation. The venture does not anticipate nonperformance by MC III due to their interest in the venture and the underlying value of the venture's assets.

      MC III is entitled to receive quarterly non-cumulative, subordinated returns of $38,000 each quarterly period, subject to available cash flow. Due to insufficient cash flow, MC III received no distributions for any of the three years in the period ended September 30, 1995. Any remaining cash flow, as defined, after payment of MC III's preferred return, is to be distributed to the Initial Property Manager (an affiliate of MC III) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by PWIP6 and MC III to the joint venture. The next $500,000, if any, is to be distributed 80% to PWIP6 and 20% to MC III, the second $500,000, if any, is to be distributed 70% to PWIP6 and 30% to MC III and the remaining balance, if any, is to be distributed 60% to PWIP6 and 40% to MC III.

      Taxable income or tax loss is allocated to PWIP6 and MC III based on the proportionate percentage of net cash flow distributed; if no net cash flow has been distributed, 100% to PWIP6. Allocations of the joint venture's operations between PWIP6 and MC III for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with operations of the joint venture, it is to be provided 70% by PWIP6 and 30% by MC III in the form of operating loans. The rate of interest shall equal the lesser of the rate announced by the First National Bank of Boston as its prime rate or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner, may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. PWIP6 made a temporary advance of $200,000 to the venture during fiscal 1995 to fund a good faith deposit required in connection with the refinancing transaction described in Note 5. Such funds will be returned to PWIP6 subsequent to the closing of the refinancing transaction. There were no operating/default loans required in fiscal 1995 or 1994. Operating/default loans of $89,000 were required in fiscal years prior to 1990. Total interest incurred and expensed for these loans amounted to $12,000 in each of the last three fiscal years. The total accrued interest payable on the loans at September 1995 and 1994 was $88,000 and $76,000, respectively.

      Distribution of sale and/or refinancing proceeds are to be as follows, after making a provision for liabilities and obligations and to the extent not previously returned to each partner: (1) payment of accrued interest and operating notes payable to partners (2) to PWIP6 of the aggregate amount of the PWIP6 Preference Return that shall not have been distributed, (3) to PWIP6 of an amount equal to PWIP6's gross investment, (4) the next $2,000,000 to MC III, (5) to the Initial Property Manager, as defined below, for any unpaid subordinated management fees that shall have accrued, (6) the next $4,000,000 allocated to PWIP6 and MC III in the proportions 80% and 20%, respectively, (7) the next $3,000,000 allocated to PWIP6 and MC III in the proportions of 70% and 30%, respectively, and (8) any remaining balance shall be allocated to PWIP6 and MC III 70% and 30%, respectively, until PWIP6 receives an amount equal to all net losses allocated to PWIP6 for the years through calendar 1989 in which the maximum Federal income tax rate for individuals was less than 50% times a percentage equal to 50% minus the weighted average maximum federal income tax rate for individuals in effect during such years plus a simple rate of return added to each year's amount equal to 8% per annum. Thereafter, any remaining balance shall be distributed to PWIP6 and MC III in the ratios of 60% and 40%, respectively.

      The joint venture has entered into a property management contract with an affiliate of MC III (the Initial Property Manager), cancellable at PWIP6's option upon the occurrence of certain events. The management fee is equal to 3% of gross rents, as defined, of which 1.5% was subordinated to the receipt by PWIP6 of its guaranteed preferred return through November 1990. Management fees incurred in 1995, 1994 and 1993 were $94,000, $106,000 and $102,000, respectively. The property manager has provided maintenance and leasing services to the joint venture totalling $105,000, $76,000 and $69,000 in 1995, 1994 and 1993, respectively.

      PaineWebber Properties Incorporated, the adviser to PWIP6 and an affiliate of Paine Webber Incorporated, received an acquisition fee of $580,000 in connection with PWIP6's original investment in the joint venture and the acquisition of the property.

      Included in buildings and deferred expenses are $1,047,000 and $115,000, respectively of costs paid to the Initial Property Manager prior to the formation of the joint venture. These costs have been recorded as part of the basis of the assets contributed to the joint venture by MC III as its capital contribution. Pursuant to the joint venture agreement, MC III was required to fund initial tenant improvements and lease commissions through capital contributions.

      In accordance with the joint venture agreement, certain amounts of cash have been appropriated and are restricted as to use. Pursuant to the joint venture agreement, an initial amount of $15,000 plus 1% of gross rental revenue thereafter, are to be allocated to the reserve for capital expenditures. The reserve was underfunded by approximately $86,000 and $87,000 at September 30, 1995 and 1994, respectively (see Note 5). No amounts are required to be allocated at any time the reserve balance exceeds $250,000. The reserve for real estate taxes consists of cash appropriated for the payment of future insurance and real estate taxes and was underfunded by approximately $53,000 and $83,000 at September 30, 1995 and 1994, respectively (see Note 5).

            Regent's Walk Associates

      The Regent's Walk joint venture agreement provides that PWIP6 will receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after PWIP6 has received its cumulative preferred return, PIK is entitled to a preference return of $7,000 for each fiscal quarter which is cumulative only for amounts due in any one fiscal year. Any remaining cash flow is to be used to pay interest on any notes from the venturers and then is to be distributed to the partners, with PWIP6 receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder.

      During the years ended September 30, 1995 and 1994, PWIP6's preferred return amounted to $656,000, while net cash available for distribution amounted to $320,000 and $469,000, leaving an unpaid cumulative preferred return of $2,720,000 at September 30, 1995. Such amount is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the accompanying financial statements.

      Income or loss is to be allocated to the partners based on their proportionate share of cash distributions.

      Under the terms of the venture agreement, PIK was required to make loans to the joint venture up to a total of $250,000 for additional cash needed by the joint venture for any reason including payment of the PWIP6 preference return, prior to June 1, 1992. After the joint venture has borrowed $250,000 from PIK, if the joint venture requires additional funds for purposes other than distributions, then it will be provided 90% by PWIP6 and 10% by PIK.

      Distribution of sale and/or refinancing proceeds will be distributed as follows, after making a provision for liabilities and obligations: (1) repayment to PIK of up to $250,000 of operating loans plus accrued interest thereon, (2) payment of accrued interest and repayment of principal of operating notes (pro-rata), (3) payment to PWIP6 of any preferred return arrearage, (4) to PWIP6 an amount equal to PWIP6's gross investment plus $560,000, (5) to PIK the amount of $500,000, (6) to payment of a brokers fee to the partners if a sale is made to a third party, (7) to the payment of up to $100,000 subordinated management fees, (8) the next $8,000,000 to PWIP6 and PIK in the proportions of 90% and 10%, respectively, (9) the next $4,000,000 to PWIP6 and PIK in the proportions of 80% and 20%, respectively, and (10) any remaining balance 70% to PWIP6 and 30% to PIK.

      The venture agreement provides for a capital reserve account to be used solely for specified enhancement programs, capital expenditures, or at the discretion of PWIP6 up to $150,000 of capital or operating expenses of the joint venture. Such account was established in the initial amount of $845,000 and was funded from partner capital contributions. An additional $124,000 was added by capital contributions from PWIP6 during the year ended September 30, 1986; $49,000 was added by partners' loans in 1987, and $100,000 was added by partners' loans in 1988. Beginning in January 1991, for each month of operations an amount equal to 3% of the total amount of estimated operating expenses in the budget as approved by the partners, is to be added to the reserve. During the period October 1, 1991 through September 30, 1995, capital expenditures exceeded required deposits to the reserve and therefore no additions to the reserve have been made during this most recent three-year period. At September 30, 1995 and 1994, the balance in the reserve account was $11,000 and was invested in a savings account.

      The joint venture entered into a property management contract with an affiliate ("property manager") of PIK. The management fee was 4% of gross rents, as defined until June 1, 1990 when the fee increased to 5% of gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents shall be payable only to the extent of cash flow remaining after PWIP6 has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds as specified in the agreement. As of September 30, 1995, deferred management fees exceed the $100,000 limitation referred to above.

      At September 30, 1995 and 1994, $8,000 was due to the property manager for management fees. For the years ended September 30, 1995, 1994 and 1993 property management fees totalled $97,000, $98,000 and $93,000, respectively. During 1995, 1994 and 1993, management fees of $24,000 were subordinated as described above.

            Kentucky Hurstbourne Associates

      The Hurstbourne joint venture agreement as amended on May 21, 1986 provides that cash flow shall first be distributed to PWIP6 in the amount of $67,000 per month (PWIP6 preference return). The preference return is cumulative on a year to year basis through July 31, 1989 and is cumulative on a month-to-month basis, not annually, thereafter. The next $40,000 each year will be distributed to the Limited Partnership on a noncumulative annual basis, payable quarterly (Limited Partnership preference return).

      At the end of each fiscal year, any cash flow not previously distributed will be applied in the following order: first, to the payment of all unpaid accrued interest on all outstanding operating notes; the next $225,000 of annual cash flow will be distributed 90% to PWIP6 and 10% to the Limited Partnership; the next $260,000 of annual cash flow will be distributed 80% to PWIP6 and 20% to the Limited Partnership, and any remaining balance will be distributed 70% to PWIP6 and 30% to the Limited Partnership.

      After the end of each month, during a year in which PWIP6 has not received their cumulative preference return, the Limited Partnership shall distribute to the PWIP6 the lesser of (a) the excess, if any, of the cumulative PWIP6 preference return over the aggregate amount of net cash flow previously distributed to PWIP6 during the year or (b) any net cash flow distributed to the Limited Partnership during the year.

      The cumulative preference return of PWIP6 in arrears at September 30, 1995 for unpaid preference returns through July 31, 1989 is approximately $1,354,000. Under the terms of the venture agreement, any unpaid returns will only be paid upon refinancing, sale, exchange or other disposition of the property. Unpaid preference returns are, therefore, not reflected in the financial position of the joint venture.

      The taxable income or tax losses of the joint venture will be allocated to PWIP6 and the Limited Partnership in proportion to the distribution of net cash flow, provided that the Limited Partnership shall not be allocated less than ten percent of the taxable net income or tax losses, and the Limited Partnership shall not be allocated net profits in excess of net cash flow distributed to it during the fiscal year.

      Any proceeds arising from a refinancing, sale, exchange or other disposition of property will be distributed first to the payment of unpaid principal and accrued interest on any outstanding notes. Any remaining proceeds will be distributed in the following order: repayment of unpaid principal and accrued interest on all outstanding operating notes to PWIP6 and the Limited Partnership; the amount of any undistributed preference payments to PWIP6 (for the period through July 31, 1989); $10,056,000 to PWIP6; $684,000 to the Limited Partnership; the amount of any unpaid subordinated management fees to the property manager; $9,000,000 distributed 90% to PWIP6 and 10% to the Limited Partnership; $4,500,000 distributed 80% to PWIP6 and 20% to the Limited Partnership; with any remaining balance distributed 70% to PWIP6 and 30% to the Limited Partnership.

      If additional cash is required in connection with the joint venture, it may be provided by PWIP6 and the Limited Partnership as loans (evidenced by operating notes) to the venture. Such loans would be provided 90% by PWIP6 and 10% by the Limited Partnership.

      The venture has a property management contract with an affiliate (property manager) of the Limited Partnership. The management fee to the property manager is 5% of gross rents. Through July 30, 1988, 40% of the manager's fee was subordinated to receipt by PWIP6 and the Limited Partnership of their preference returns. At September 30, 1995 and 1994, cumulative subordinated management fees were approximately $118,000. Under terms of the venture agreement and as stated in Note 3, unpaid subordinated management fees will only be paid upon refinancing, sale, exchange or other disposition of the property.

      An amount receivable from the property manager of $21,000 at September 30, 1995 and $15,000 at September 30, 1994 represent the balances in an intercompany account maintained between the property manager and the joint venture and are included in accounts payable -affiliates on the accompanying balance sheets. For the years ended September 30, 1995, 1994 and 1993 property management fees totaled $142,000, $141,000 and $136,000, respectively.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $500,000 in connection with PWIP6's investment in the joint venture.

3.    Leasing activities

      The Gwinnett Mall Corners joint venture derives its income from noncancellable operating leases which expire on various dates through the year 2004. The operating property was approximately 93% leased as of September 30, 1995. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 1995 are as follows (in thousands):

            Year ending September 30:

               1996               $  3,199
               1997                  3,103
               1998                  2,746
               1999                  2,504
               2000                  2,171
               Thereafter            7,738
                                   $21,461

4.    Notes payable to venturers

      Notes payable to the venturers of Gwinnett Mall Corners Associates represent operating/default loans received from PWIP6 and MC III for operating purposes and consist of the following at September 30, 1995 and 1994 (in thousands):

                                     Total      Operating    Default

            Due to PWIP6             $ 88        $ 62        $ 26
            Due to MC III               1           1           -
                                     $ 89        $ 63        $ 26

      Regarding Regent's Walk Associates, during the years ended September 30, 1988 and 1987, PIK loaned the venture $25,000 and $225,000, respectively, under the terms of the venture agreement. Also, during those same years, the venture partners advanced $100,000 and $49,000, respectively, for additional renovation costs with PWIP6 providing 90% and PIK providing 10%.

      Notes payable to venturers generally bear interest at the rate of prime plus 1% (9.75% at September 30, 1995). Interest incurred and expensed on notes payable to venturers for the years ended September 30, 1995, 1994 and 1993 totaled $39,000, $42,000 and $40,000, respectively.

5.    Long-term debt

      Long-term debt consists of the following amounts (in thousands):
                                                            1995         1994

     Gwinnett Mall Corners  Associates'
     nonrecourse  mortgage note secured by a
     Deed to Secure Debt and Security Agreement
     on the joint venture's property; bore
     interest at 11.5% per annum  payable
     in monthly  installments  of interest
     only totalling $170 through  December
     31, 1991.  Thereafter,  the note was
     payable in monthly  installments of $175
     including  principal and interest at 11.5%
     through December 1, 1995. At that time,
     the entire unpaid principal balance was
     due. See discussion of subsequent refinancing
     below.                                            $17,266        $17,378

     Kentucky - Hurstbourne  Associates'
     nonrecourse promissory note secured by
     the  venture's  operating  investment
     property;  bore  interest at 12.625%
     through September 30, 1992. In 1992,
     the Partnership exercised an option to
     extend the maturity  date of the loan
     to  September  30, 1999 with a 7.695%
     interest rate. Principal and interest
     payments of $62 are due monthly, with
     a balloon payment of $8,022 due on the
     new maturity date.                                8,457           8,547

     (continued)                                             1995        1994

     Regent's Walk  Associates'  nonrecourse
     first mortgage note secured by the
     venture's operating investment property.
     In 1992, the note's maturity date
     was extended for a period of three years.
     On September 1, 1995 the Company
     refinanced the $8,390 9.0% first mortgage
     note that was scheduled to mature
     on May 1, 1995.  The new first  mortgage
     loan bears  interest at an annual
     rate of 7.32% and  requires  principal
     and  interest  payments of $62 on a
     monthly basis through  maturity on
     October 1, 2000, at which time a balloon
     payment of $8,500 will be due (see
     discussion  below).                                    9,000       8,390
                                                           34,723      34,315
     Less current portion                                     495       8,591
                                                          $34,228     $25,724


         The loan secured by the shopping center owned by Gwinnett Mall Corners Associates was scheduled to mature in December 1995. Subsequent to year-end, on December 29, 1995, the venture obtained a new first mortgage loan with a principal balance of $20,000,000 and repaid the maturing obligation, which had an outstanding balance of approximately $17,246,000 at the time of closing. Excess loan proceeds of approximately $2.2 million were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which are expected to be completed in 1996. In addition, excess proceeds of approximately $550,000 were available to be paid to PWIP6, in accordance with the terms of the joint venture agreement, to be applied toward the operating loans and cumulative preference amounts discussed in Note 2. The new loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture will decrease slightly as a result of this refinancing due to the significant reduction in the interest rate.

      Subsequent to the refinancing transaction described above for the Mall Corners long-term mortgage indebtedness, scheduled maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

                  1996                  $    495
                  1997                       675
                  1998                       727
                  1999                     8,805
                  2000                       711
                  Thereafter              26,064
                                         $37,477


Schedule III - Real Estate and Accumulated Depreciation
                             COMBINED JOINT VENTURES
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1995
                                 (In thousands)

                          Initial Cost to                 Gross Amount at Which Carried at                           Life  on Which
                          Partnership            Costs          Close of period                                        Depreciation
                                Buildings      Capitalized        Buildings,                                             in Latest
                                Improvements  (Removed)           Improvements                                             Income
                               & Personal     Subsequent to       & Personal         Accumulated   Date of     Date      Statement
Description Encumbrances  Land  Property      Acquisition  Land   Property     Total Depreciation Construction Acquired  is Computed

Shopping Center -
 Gwinnett
County, GA  $17,266    $ 7,039  $21,508      $  948        $7,039  $22,457     $29,496    $8,489      1985    8/28/85   5 to 30 Yrs.


Apartment Complex -
 Louisville,
 KY           8,457      1,654   14,996         820         1,714   15,815      17,529     5,342      1985    7/25/85   5 to 30 Yrs.

Apartment Complex -
 Overland
Park, KS      9,000      1,092   13,923       1,075         1,092   14,997      16,089     5,431      1985    5/15/85   5 to 30 Yrs.
            $34,723    $ 9,785  $50,427      $2,843        $9,845  $53,269      $63,114   $19,262
 Notes
(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax purposes is approximately $54,603,000.
(B)   See Note 5 of Notes to Combined Financial Statements.
(C)   Reconciliation of real estate owned:
                                                 1995      1994          1993
        Balance at beginning of year           $62,101     $61,355     $60,483
        Additions and improvements               1,029         746         872
        Disposals and writedowns                   (16)          -           -
        Balance at end of year                 $63,114     $62,101     $61,355

(D) Reconciliation of accumulated depreciation:
        Balance at beginning of year           $17,292     $15,404     $13,561
        Depreciation expense                     1,986       1,888       1,843
        Disposals                                  (16)          -           -
        Balance at end of year                 $19,262     $17,292     $15,404

