Form 10-Q
period 1995-12-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1996-02-09
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                        Commission File Number : 0-13129


           PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             Delaware                                    04-2829686
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                         Identification No.)



265 Franklin Street, Boston, Massachusetts                              02110
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


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

                                 BALANCE SHEETS
              December 31, 1995 and September 30, 1995 (Unaudited)
                                 (In thousands)
                                     ASSETS

                                                  December 31    September 30

Investments in joint ventures, at equity           $   6,565        $   6,585
Cash and cash equivalents                              2,424            2,515
                                                  ----------       ----------
                                                   $   8,989        $   9,100
                                                   =========        =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $        10      $        15
Accrued expenses and other liabilities                     8               30
Partners' capital                                      8,971            9,055
                                                  ----------       ----------
                                                   $   8,989        $   9,100
                                                   =========        =========


             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
        For the three months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)

                                                     General        Limited
                                                     Partners       Partners

Balance at September 30, 1994                        $  (1,333)     $  11,338
Cash distributions                                          (3)          (300)
Net income                                                   1            126
                                                     ---------      ---------
Balance at December 31, 1994                         $  (1,335)     $  11,164
                                                     =========      =========

Balance at September 30, 1995                        $  (1,342)     $  10,397
Cash distributions                                          (3)          (300)
Net income                                                   2            217
                                                     ---------      ---------
Balance at December 31, 1995                         $  (1,343)     $  10,314
                                                     =========      =========












                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the three months ended December 31, 1995 and 1994(Unaudited)
                     (In thousands, except per Unit data)

                                               1995                     1994
                                               ----                     ----

Revenues:
   Interest income                           $     37                  $   35
   Income from sale of
     second mortgage interest                       -                     200
                                             ---------                 ------
                                                   37                     235

Expenses:
   Management fees                                 22                      22
   General and administrative                      75                      69
                                             --------                 -------
                                                   97                      91
                                             --------                 -------
Operating income (loss)                           (60)                    144

Partnership's share of
ventures' income (losses)                         279                     (17)
                                            ---------                 -------

Net income                                   $    219                  $  127
                                             ========                  ======

Net income per
  Limited Partnership Unit                     $ 3.61                   $ 2.09
                                               ======                   ======

Cash distributions per Limited
  Partnership Unit                             $5.00                    $5.00
                                               =====                    =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.













                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
      For  the three months ended  December  31, 1995 and 1994  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1995         1994
Cash flows from operating activities:
   Net income                                            $  219        $  127
   Adjustments to reconcile net income to
     net cash used for operating activities:
      Partnership's share of ventures' income (losses)     (279)           17
      Income from sale of second mortgage interest            -          (200)
      Changes in assets and liabilities:
      Accounts payable - affiliates                          (5)            -
      Accrued expenses and other liabilities                (22)           13
                                                    -----------   -----------
        Total adjustments                                  (306)         (170)
                                                     ----------    ----------
        Net cash used for operating activities              (87)          (43)
                                                    -----------   -----------

Cash flows from investing activities:
   Distributions from joint ventures                        319           519
   Cash contributions to joint ventures                     (20)            -
                                                   ------------ -------------
        Net cash provided by investing activities           299           519
                                                    -----------    ----------

Cash flows from financing activities:
   Cash distributions to partners                          (303)         (303)
                                                    -----------    ----------

Net increase (decrease) in cash and cash equivalents        (91)          173

Cash and cash equivalents, beginning of period            2,515         2,567
                                                    -----------     ---------

Cash and cash equivalents, end of period                 $2,424        $2,740
                                                         ======        ======


















                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)



1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1995.

      In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Ventures

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

      Summarized operations of the three joint ventures for the three months ended December 31, 1995 and 1994 are as follows:

                   CONDENSED COMBINED SUMMARY OF OPERATIONS For the three months ended December 31, 1995 and 1994 (in thousands)

                                                 1995          1994
                                                 ----          ----
   Rental revenues and expense
      recoveries                             $  2,330         $ 2,245
   Interest and other income                        9               6
                                             --------         --------
                                                2,339           2,251

   Property operating expenses                    802             869
   Interest expense                               670             867
   Depreciation and amortization                  584             532
                                             --------         --------
                                                2,056           2,268
                                             --------         --------
   Net income (loss)                         $    283         $   (17)
                                             ========         =======

   Net income:
     Partnership's share of
       combined income (losses)              $    283        $   (17)
     Co-venturers' share of
       combined income (losses)                     -              -
                                             --------         --------
                                             $    283         $   (17)
                                             ========         =======

             Reconciliation of Partnership's Share of Operations For the three months ended December 31, 1995 and 1994 (in thousands)

   Partnership's share of combined
     income (loss), as shown above           $    283         $   (17)
   Amortization of excess basis                   (4)               -
                                             --------         --------
   Partnership's share of
     unconsolidated ventures'
     income (losses)                         $    279         $   (17)
                                             ========         =======

3.    Related Party Transactions

      Included in general and administrative expenses for the three months ended December 31, 1995 and 1994 is $29,000 and $31,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1995 and 1994 is $200 and $500, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      The Adviser earned asset management fees of $22,000 for the three months ended December 31, 1995 and 1994. Accounts payable - affiliates at both December 31, 1995 and September 30, 1995 includes management fees of $9,000 payable to the Adviser.

4.    Investment in 150 Broadway Office Building

      As discussed further in the Annual Report, in fiscal 1993 the Partnership's notes receivable secured by the 150 Broadway Office Building were restructured as part of the borrower's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the plan, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership received a new second mortgage loan in the principal amount of $6 million, with base interest at 4.75% per annum, in satisfaction of its prior second mortgage and promissory note in the combined face amount of approximately $15 million. The terms of the plan required the Partnership to fund, by way of a separate note, an initial amount of $800,000 to pay past due real estate taxes and to establish an escrow reserve of $200,000 prior to December 31, 1993 for future cash flow shortfalls of the property. Subsequent to the final execution of the settlement plan, due to the uncertainty which existed with regard to the future collection of amounts owed under the terms of the Partnership's restructured $6 million second mortgage loan, management determined that it would be appropriate to account for the investment in the 150 Broadway Office Building on the cost method. Accordingly, the Partnership recorded a provision for possible uncollectible amounts of $2,000,000 in fiscal 1993 to write off the remaining carrying value of the original notes receivable received from the sale of the Partnership's joint venture interest. The cost basis of the Partnership's investment in the 150 Broadway Office Building was established at $800,000 as of September 30, 1993, which represented the amount of the additional investment required to affect the bankruptcy court settlement plan in fiscal 1993.

      The value of the 150 Broadway Office Building was estimated to be well below the balance of the $26 million first mortgage loan which was senior to the Partnership's claims. Given the likelihood that large capital advances would be required to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded provisions for possible investment loss totalling $800,000 during fiscal 1994 to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. During the quarter ended December 31, 1994, the Partnership agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into escrow on May 31, 1995 upon the final execution of the sale and assignment agreement. The $100,000 is to be released from escrow subsequent to the resolution of certain matters between the borrower and the first mortgage holder, both in no event later than June 10, 1996. The $200,000 received to date is non-refundable in the event that the sale is not consummated. The Partnership recorded income of $200,000 in the first quarter of fiscal 1995 to reflect the non-refundable cash proceeds received to date. Additional income of $100,000 would be recorded upon the satisfaction of the escrow requirements and the release of the escrowed cash to the Partnership. Upon the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building will be terminated.

5.          Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      The Partnership's portfolio of joint venture investment properties continued to perform strongly in the first quarter of fiscal 1996, as evidenced by the occupancy levels which remained in the mid-to-high 90% range for all three operating properties. High occupancy levels have been maintained at the Regent's Walk apartment complex while simultaneously implementing gradual rent increases. During fiscal 1995, the Partnership refinanced the mortgage note secured by the Regent's Walk Apartments with a first mortgage note with an initial principal amount of $9,000,000 which bears interest at a fixed rate of 7.32% per annum. In connection with the refinancing of the mortgage loan, $500,000 of the loan proceeds were deposited in an escrow account to provide funds for the remodeling of kitchens and bathrooms in the apartment units. It is anticipated that these improvements will be completed over the next few years as new leases for the apartments are signed. The occupancy level at the Hurstbourne Apartments averaged 93% during the quarter ended December 31, 1995 as compared to an average of 94% achieved during the same period in the prior year. The property management team is currently offering a concession package to new residents in order to compete with the other properties in the market. In addition, selected capital improvements are being completed to enhance the property's curb appeal. During the quarter, the property management team replaced intercoms, appliances, flooring and light fixtures upon unit turnover. In addition, management repainted the overhangs and doors, completed asphalt and sidewalk repairs and continued with a roof replacement program.

      At the present time, real estate values for retail shopping centers in certain markets have begun to be adversely affected by overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, remains high, and operations do not appear to have been affected by this general trend. The occupancy at Mall Corners Shopping Center was 93% at the end of the quarter. The leasing team executed two new leases during this quarter, one to a retailer for approximately 7,500 square feet and another to a small shop to occupy 950 square feet. These new tenants will take occupancy in the spring of 1996. Management is currently negotiating the relocation of two existing tenants in order to accommodate their expansion needs. Six existing leases at Mall Corners, encompassing approximately 30,000 square feet, were scheduled to expire during fiscal 1996. Of these six tenants, three, totalling approximately 28,000 square feet, have been renewed and the remaining three are in various stages of negotiation. As previously reported, construction of the new Michaels store will commence by the end of February 1996 and will add approximately 10,000 square feet to the leasable area of Mall Corners. Improvements have been completed to accommodate the relocation of three of the four tenants which were displaced to accommodate the new Michaels store.

      During the first quarter of fiscal 1996, the Mall Corners joint venture obtained a new first mortgage loan with a principal balance of $20,000,000 and repaid a maturing first mortgage loan which had a principal balance of $17,246,000. Excess loan proceeds were used to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and the aforementioned expansion of the shopping center which are expected to be completed by the end of 1996. In addition, excess refinancing proceeds of $550,000 were available to be distributed to the Partnership in accordance with the joint venture agreement. However, during the first quarter of fiscal 1996, the Partnership agreed to allow the joint venture to retain approximately $325,000 of such proceeds to pay for the expected leasing costs to be incurred in connection with certain leases executed during the quarter. The new first mortgage loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture will decrease slightly as a result of this refinancing due to the significant reduction in the interest rate.

      At December 31, 1995, the Partnership had available cash and cash equivalents of approximately $2,424,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations

Three Months Ended December 31, 1995

      The Partnership reported net income of $219,000 for the three months ended December 31, 1995, as compared to net income of $126,000 for the same period in the prior year. The favorable change in net income is primarily a result of an improvement in the Partnership's share of ventures' operations for the three months ended December 31, 1995. The Partnership recognized income of $279,000 from its share of the ventures' operations for the first quarter fiscal 1996, compared to a net loss of $17,000 for the same period in the prior year. The improvement in joint venture net operating results was due to increases in rental revenues, particularly at the two apartment properties, along with a decrease in property operating expenses. Average occupancy and rental rates increased at Regent's Walk, while at Hurstbourne the increase in revenues was solely the result of an increase in rental rates. At all three properties there was a decrease in property operating expenses, primarily due to a decline in repair and maintenance expenses. Interest expense also decreased as a result of the refinancing of the mortgage loans at Regent's Walk and Mall Corners. These favorable changes were partially offset by a decrease of $200,000 in income recorded by the Partnership during the quarter ended December 31, 1995. As discussed further in the Partnership's Annual Report, during the quarter ended December 31, 1994 the Partnership recorded income of $200,000 to reflect cash proceeds related to the sale of the Partnership's interest in 150 Broadway.

                                     PART II
                                Other Information


Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Sixth Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Income Properties Six Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Sixth Income Properties Fund, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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

Dated:  February 13, 1996