Form 10-Q
period 1996-03-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1996-05-10
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                     -4-
            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                March 31, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)
                                     ASSETS

                                                   March 31        September 30

Investments in joint ventures, at equity           $   5,624        $   6,585
Cash and cash equivalents                              2,862            2,515
Accounts receivable                                        3                -
                                                  ---------------------------
                                                  $    8,489        $   9,100
                                                  ==========        =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                  $           9      $        15
Accrued expenses and other liabilities                    12               30
Partners' capital                                      8,468            9,055
                                                 -----------       ----------
                                                  $    8,489        $   9,100
                                                  ==========        =========


             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                     General        Limited
                                                     Partners       Partners

Balance at September 30, 1994                        $  (1,333)     $  11,339
Cash distributions                                          (6)          (600)
Net income                                                   3            274
                                                     ------------------------
Balance at March 31, 1995                            $  (1,336)     $  11,013
                                                     =========      =========

Balance at September 30, 1995                        $  (1,342)     $  10,397
Cash distributions                                          (6)          (600)
Net income                                                   -             19
                                                     ------------------------
Balance at March 31, 1996                            $  (1,348)     $   9,816
                                                     =========      =========












                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1996 and 1995
                (Unaudited) (In thousands, except per Unit data)


                                   Three Months Ended        Six Months Ended
                                         March 31,               March 31,
                               --------------------------  ---------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Interest income               $     38     $    44  $       75     $    79
   Income from sale of
     second mortgage interest           -           -           -         200
                               ----------   ---------   ----------     ------
                                       38          44          75         279

Expenses:
   Management fees                     22          22          44          44
   General and administrative          72          62         147         132
                                ---------    --------  ----------    --------
                                       94          84         191         176
                                ---------    --------  ----------    --------
Operating income (loss)               (56)        (40)       (116)        103

Partnership's share of ventures'
  income (losses)                    (144)        190         135         173
                                  -------     -------   ---------    --------

Net income (loss)                  $ (200)    $   150   $      19     $   276
                                   ======     =======   =========     =======

Net income (loss) per
  Limited Partnership Unit          $(3.29)      $2.47       $0.31      $ 4.56
                                    ======       =====       =====      ======

Cash distributions per Limited
  Partnership Unit                  $ 5.00       $5.00      $10.00      $10.00
                                    ======       =====      ======      ======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.













                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                STATEMENTS OF CASH FLOWS For the six months ended
                       March 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1996          1995
Cash flows from operating activities:                    ------        ------
   Net income                                            $   19        $  276
   Adjustments to reconcile net income to
     net cash used for operating activities:
      Partnership's share of ventures' losses              (135)         (172)
      Income from sale of second mortgage interest            -          (200)
      Changes in assets and liabilities:
      Accounts receivable - third parties                    (3)            -
      Accounts payable - affiliates                          (6)            -
      Accrued expenses and other liabilities                (18)           (2)
                                                      ---------     ---------
        Total adjustments                                  (162)         (374)
                                                      ---------     ---------
        Net cash used for operating activities             (143)          (98)
                                                      ---------     ---------

Cash flows from investing activities:
   Distributions from joint ventures                      1,096           903
   Proceeds from sale of investment in
     150 Broadway Office Building                            -            200
        Net cash provided by investing activities         1,096         1,103

Cash flows from financing activities:
   Cash distributions to partners                          (606)         (606)
                                                   ------------    ----------

Net increase in cash and cash equivalents                   347           399

Cash and cash equivalents, beginning of period            2,515         2,567
                                                    -----------     ---------

Cash and cash equivalents, end of period                 $2,862        $2,966
                                                         ======        ======


















                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


                                        -10-
1. General

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

      Summarized operations of the three joint ventures for the three and six months ended March 31, 1996 and 1995 are as follows:

                   CONDENSED COMBINED SUMMARY OF OPERATIONS For the three and six months ended March 31, 1996 and 1995 (in thousands)

                                     Three Months Ended    Six Months Ended
                                           March 31,           March 31,
                                   -----------------------------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

   Rental revenues and expense
      recoveries                  $ 2,267      $2,179      $4,568      $4,424
   Interest and other income           38          69          76          75
                               ----------   ---------   ---------   ---------
                                    2,305       2,248       4,644       4,499

   Property operating expenses        859         659       1,662       1,528
   Interest expense                   977         861       1,647       1,728
   Depreciation and amortization      609         538       1,193       1,070
                                ---------    --------     -------     -------
                                    2,445       2,058       4,502       4,326
                                 --------     -------     -------    --------
   Net income (loss)             $   (140)   $    190     $   142    $    173
                                 ========    ========     =======    ========

   Net income (loss):
     Partnership's share of
       combined income (loss)    $   (140)   $    190     $   142    $    173
     Co-venturers' share of
       combined income (loss)           -           -           -           -
                             ------------------------  ----------------------
                                 $   (140)   $    190      $  142    $    173
                                 ========    ========      ======    ========

             Reconciliation of Partnership's Share of Operations For the three and six months ended March 31, 1996 and 1995 (in thousands)

                                    Three Months Ended      Six Months Ended
                                          March 31,             March 31,
                                   -----------------------------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

   Partnership's share of combined
     income (loss),
     as shown above              $   (140)  $     190    $    142      $  173
   Amortization of excess basis        (4)          -          (7)          -
                                  --------   --------    --------      ------
   Partnership's share of
    unconsolidated ventures'
     income (losses)             $   (144)  $     190   $     135      $  173
                                 ========   =========   =========      ======


3.    Related Party Transactions

      Included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $59,000 and $61,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $1,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      The Adviser earned asset management fees of $44,000 for the six months ended March 31, 1996 and 1995. Accounts payable - affiliates at both March 31, 1996 and September 30, 1995 includes management fees of $9,000 payable to the Adviser.

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

      As of September 30, 1994, the value of the 150 Broadway Office Building was estimated to be well below the balance of the $26 million first mortgage loan which was senior to the Partnership's claims. Given the likelihood that large capital advances would be required to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded a provision for possible investment loss totalling $800,000 during fiscal 1994 to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. During the quarter ended December 31, 1994, the Partnership agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder, but in no event later than June 10, 1996. Subsequent to the end of the second quarter of fiscal 1996, in April 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building have been terminated. The final $100,000 payment will be reflected as income in the third quarter of fiscal 1996.

5.          Contingencies

      The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      The Partnership's portfolio of joint venture investment properties continued to perform strongly in the first two quarters of fiscal 1996, as evidenced by the occupancy levels which remained in the mid-to-high 90% range for all three operating properties. High occupancy levels have been maintained at the Regent's Walk apartment complex while simultaneously implementing gradual rent increases. During fiscal 1995, the Partnership refinanced the mortgage note secured by the Regent's Walk Apartments with a first mortgage note with an initial principal amount of $9,000,000 which bears interest at a fixed rate of 7.32% per annum. In connection with the refinancing of the mortgage loan, $500,000 of the loan proceeds were deposited in an escrow account to provide funds for the remodeling of kitchens and bathrooms in the apartment units. It is anticipated that these improvements will be completed over the next few years as new leases for the apartments are signed. The occupancy level at the Hurstbourne Apartments averaged 93% during the quarter ended March 31, 1996, unchanged from the prior quarter. Selected capital improvements are being completed to enhance the property's curb appeal. Improvements completed during the second quarter include the replacement of light fixtures, intercoms and ceiling fans in units that were re-leased during the quarter and appliance and carpeting replacement on an as-needed basis. In addition, some of the property improvements and repairs planned for next quarter include exterior trim painting, landscaping work, pool resurfacing, and asphalt and sidewalk repairs.

      At the present time, real estate values for retail shopping centers in certain markets have begun to be adversely affected by overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, remains high, and operations do not appear to have been affected by this general trend. The occupancy at Mall Corners Shopping Center was 94% at the end of the second quarter compared to 93% as of December 31, 1995. The leasing team executed four new leases during the current quarter and one tenant expanded, increasing the center's total leased area by approximately 4,000 square feet. Construction of the expansion space for the Michaels store has been delayed due to an unusual amount of rain, coupled with labor shortages caused by the high volume of construction related to the 1996 Summer Olympics to be held in Atlanta. Completion of the new Michaels space is now scheduled for summer 1996.

      During the first quarter of fiscal 1996, the Mall Corners joint venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid a maturing first mortgage loan which had a principal balance of $17,246,000. Excess loan proceeds were used to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and the aforementioned expansion of the shopping center. In addition, excess refinancing proceeds of $550,000 were available to be distributed to the Partnership in accordance with the joint venture agreement. However, the Partnership agreed to allow the joint venture to retain approximately $325,000 of such proceeds to pay for the expected leasing costs to be incurred in connection with certain leases executed during the first quarter of fiscal 1996. The new first mortgage loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture will decrease slightly as a result of this refinancing due to the significant reduction in the interest rate.

      As previously reported, during the quarter ended December 31, 1994 the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder but in no event later than June 10, 1996. Subsequent to the end of the second quarter, in April 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building have been terminated. The final $100,000 payment will be reflected as income in the third quarter of fiscal 1996.

      At March 31, 1996, the Partnership had available cash and cash equivalents of approximately $2,862,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1996

      The Partnership reported a net loss of $200,000 for the three months ended March 31, 1996, as compared to net income of $150,000 for the same period in the prior year. The unfavorable change in net operating results is primarily the result of a decrease of $334,000 in the Partnership's share of ventures' operations for the three months ended March 31, 1996. The Partnership recognized a net loss of $144,000 from its share of the ventures' operations for the quarter ended March 31, 1996, compared to net income of $190,000 for the same period in the prior year. The decrease in joint venture net operating results was largely due to increases in property operating expenses, particularly at the two apartment properties. Property operating expenses increased primarily due to increases in utilities and repair costs attributable to an unusually cold winter. Increases in average occupancy and rental rates at Regent's Walk and increases in rental rates at Hurstbourne contributed to an increase in combined rental revenues which partially offset the increase in property operating expenses.

Six Months Ended March 31, 1996

      The Partnership reported net income of $19,000 for the six months ended March 31, 1996, as compared to net income of $276,000 for the same period in the prior year. This unfavorable change in net income is primarily attributable to the recognition of a recovery of a provision for possible investment loss of $200,000 recorded during the six months ended March 31, 1995, coupled with a decrease in the Partnership's share of venture's income of $38,000. As discussed further in the Partnership's Annual Report, during the quarter ended December 31, 1994, the Partnership recorded income of $200,000 to reflect cash proceeds related to the sale of the Partnership's interest in 150 Broadway which had been fully reserved for in prior periods. The decrease in joint venture net operating results was mainly due to increases in property operating expenses and depreciation expense at two of the investment properties. These higher expenses were partially offset by increased combined rental revenues resulting from the improvement in average occupancy and rental rates at Regent's Walk and the increase in rental rates at Hurstbourne. Interest expense also decreased for the six months ended March 31, 1996 as a result of the refinancing of the mortgage loans secured by the Regent's Walk and Mall Corners properties.

                                     PART II
                                Other Information


Item 1. Legal Proceedings

     As previously disclosed, Sixth Income Properties Fund, Inc. and PA1985, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in Paine Webber Income Properties Six Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

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

Dated:  May 12, 1996