Form 10-Q
period 1996-06-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1996-08-13
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                 BALANCE SHEETS
                June 30, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)
                                     ASSETS

                                                    June 30       September 30
                                                    -------       ----------

Investments in joint ventures, at equity           $   5,399        $   6,585
Cash and cash equivalents                              3,060            2,515
                                                   ---------        ---------
                                                   $   8,459        $   9,100
                                                   =========        =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $        9       $       15
Accrued expenses and other liabilities                    16               30
Partners' capital                                      8,434            9,055
                                                  ----------       ----------
                                                   $   8,459        $   9,100
                                                   =========        =========


             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                     General        Limited
                                                     Partners       Partners
                                                     --------       --------

Balance at September 30, 1994                        $  (1,333)     $  11,339
Cash distributions                                         (10)          (900)
Net income                                                   2            192
                                                     ---------      ---------
Balance at June 30, 1995                             $  (1,341)     $  10,631
                                                     =========      =========

Balance at September 30, 1995                        $  (1,342)     $  10,397
Cash distributions                                         (10)          (900)
Net income                                                   3            286
                                                    ----------      ---------
Balance at June 30, 1996                            $   (1,349)     $   9,783
                                                    =========       =========












                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1996 and 1995
                     (Unaudited) (In thousands, except per Unit data)


                                      Three Months Ended    Nine Months Ended
                                           June 30,               June 30,
                                   --------------------  ----------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Interest income               $     41     $    43    $    116     $   122
   Income from sale of second
     mortgage interest                100           -         100         200
                                 --------   ---------   ---------     -------
                                      141          43         216         322

Expenses:
   Management fees                     22          22          66          66
   General and administrative          68         124         215         255
                               ----------   ---------    --------    --------
                                       90         146         281         321
                               ----------   ---------    --------    --------
Operating income (loss)                51        (103)        (65)          1

Partnership's share of ventures'
  income                              219          20         354         193
                                ---------   ---------    --------    --------

Net income (loss)                 $   270    $    (83)    $   289     $   194
                                  =======    ========     =======     =======

Net income (loss) per
  Limited Partnership Unit           $4.45      $(1.37)      $4.76      $ 3.19
                                     =====      ======       =====      ======

Cash distributions per Limited
  Partnership Unit                   $5.00      $ 5.00      $15.00      $15.00
                                     =====      ======      ======      ======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.













                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           STATEMENTS  OF CASH FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996         1995
Cash flows from operating activities:
   Net income                                            $  289        $  194
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Partnership's share of ventures' income              (354)         (193)
      Income from sale of second mortgage interest         (100)         (200)
      Changes in assets and liabilities:
      Accounts payable - affiliates                          (6)            -
      Accrued expenses and other liabilities                (14)           (3)
                                                         ------        ------
        Total adjustments                                  (474)         (396)
                                                         ------        ------

        Net cash used in operating activities              (185)         (202)
                                                         ------        ------
Cash flows from investing activities:
   Distributions from joint ventures                      1,540         1,062
   Proceeds from sale of investment in
     150 Broadway Office Building                           100           200
                                                         ------        ------
        Net cash provided by investing activities         1,640         1,262
                                                         ------        ------

Cash flows from financing activities:
   Cash distributions to partners                          (910)         (910)
                                                         ------        ------


Net increase in cash and cash equivalents                   545           150

Cash and cash equivalents, beginning of period            2,515         2,567
                                                         ------        ------
Cash and cash equivalents, end of period                 $3,060        $2,717
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

   Summarized operations of the three joint ventures for the three and nine months ended June 30, 1996 and 1995 are as follows:

                   CONDENSED COMBINED SUMMARY OF OPERATIONS For the three and nine months ended June 30, 1996 and 1995 (in thousands)

                                      Three Months Ended      ine Months Ended
                                          June 30,                June 30,
                                   ---------------------  ---------------------
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----

   Rental revenues and expense
      recoveries                   $2,305      $2,186      $6,873      $6,610
   Interest and other income           38          29         114         104
                                   ------     -------      ------      ------
                                    2,343       2,215       6,987       6,714

   Property operating expenses        817         786       2,479       2,315
   Interest expense                   650         863       2,297       2,590
   Depreciation and amortization      653         546       1,846       1,616
                                   ------     -------      ------      ------

                                    2,120       2,195       6,622       6,521
                                   ------     -------      ------      ------
    Net income                    $   223    $     20     $   365     $   193
                                  =======     =======     =======     =======

   Net income:
     Partnership's share of
       combined income            $   223    $     20    $    365    $    193
     Co-venturers' share of
       combined income                  -           -           -           -
                                   ------     -------      ------      ------
                                  $   223    $     20     $   365    $    193
                                  =======    ========     =======    ========

             Reconciliation  of Partnership's  Share of Operations
     For the three and nine months ended June 30, 1996 and 1995 (in thousands)

                                      Three Months Ended      Nine Months Ended
                                           June 30,                June 30,
                                      -----------------      -----------------
                                       1996     1995           1996     1995
                                       ----     ----           ----     ----

   Partnership's share of combined
     income, as shown above           $  223    $  20       $    365   $  193
   Amortization of excess basis           (4)       -            (11)       -
                                      ------    -----       --------   ------
   Partnership's share of
    unconsolidated ventures'
     income                           $  219   $   20       $    354   $  193
                                      ======   ======       ========   ======


3.    Related Party Transactions

      Included in general and administrative expenses for the nine months ended June 30, 1996 and 1995 is $87,000 and $92,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1996 and 1995 is $5,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      The Adviser earned asset management fees of $66,000 for each of the nine-month periods ended June 30, 1996 and 1995. Accounts payable affiliates at both June 30, 1996 and September 30, 1995 includes management fees of $9,000 payable to the Adviser.

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

5.          Contingencies

      The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      As previously reported, during fiscal 1995 the Partnership refinanced the mortgage note secured by the Regent's Walk Apartments with a first mortgage note with an initial principal amount of $9,000,000 which bears interest at a fixed rate of 7.32% per annum. In connection with the refinancing of the mortgage loan, $500,000 of the loan proceeds were deposited in an escrow account to provide funds for the remodeling of kitchens and bathrooms in the apartment units. It is anticipated that these improvements will be completed over the next few years as new leases for the apartments are signed. In addition to the unit upgrades, other property enhancements are being funded out of net cash flow to improve the appearance of the property, which averaged 99% occupancy for the quarter ended June 30, 1996.

      The occupancy level at the Hurstbourne Apartments averaged 94% during the quarter ended June 30, 1996, up 1% over the prior quarter. Selected capital improvements are being completed to enhance the property's curb appeal. Improvements completed during the third quarter include the resurfacing of certain parking areas, painting exterior trim, updating guest suites and re-shingling of roofs on an as-needed basis. In addition, some of the property improvements and repairs planned for next quarter include deck repairs, continuing roof and intercom replacements and re-carpeting on an as-needed basis.

      During the first  quarter of fiscal 1996,  the Mall Corners  joint venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid a maturing first mortgage loan which had a principal balance of $17,246,000. Excess loan proceeds were used to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center. In addition, excess refinancing proceeds of $550,000 were available to be distributed to the Partnership in accordance with the joint venture agreement. However, the Partnership agreed to allow the joint venture to retain approximately $325,000 of such proceeds to pay for the expected leasing costs to be incurred in connection with certain leases executed during the first quarter of fiscal 1996. The new first mortgage loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture will decrease slightly as a result of this refinancing due to the significant reduction in the interest rate. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, remains high, and operations do not appear to have been affected by this general trend. The occupancy at Mall Corners Shopping Center was 94% at the end of the third quarter, unchanged from the previous quarter. During the third quarter, construction was completed on the Michaels and Tuesday Morning stores which total 32,254 square feet, and the stores were delivered to the tenants for fixturing.

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

      At June 30, 1996, the Partnership had available cash and cash equivalents of approximately $3,060,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership reported net income of $270,000 for the three months ended June 30, 1996, as compared to a net loss of $83,000 for the same period in the prior year. The favorable change in net operating results for the third quarter of fiscal 1996 is primarily the result of a $199,000 increase in the Partnership's share of ventures' income, in addition to the income recognition in the current three-month period for the $100,000 received for the Partnership's interest in the 150 Broadway Office Building, as discussed further above. The increase in the Partnership's share of ventures' income was largely due to increases in rental income at all three of the joint ventures, combined with a decrease in combined interest expense. Increases in average occupancy and rental rates at Regent's Walk and Hurstbourne and increases in occupancy at Mall Corners contributed to an increase of $119,000 in combined rental revenues. The decrease of $213,000 in combined interest expense is the result of the refinancings of the mortgage loans secured by the Regent's Walk and Mall Corners properties as discussed further above. An increase in depreciation expense at Mall Corners associated with the recent expansion and tenant improvements partially offset the favorable changes to the Partnership's share of ventures' income.

Nine Months Ended June 30, 1996

      The Partnership reported net income of $289,000 for the nine months ended June 30, 1996, as compared to net income of $194,000 for the same period in the prior year. This favorable change in net income is primarily the result of an increase of $161,000 in the Partnership's share of ventures' income. The increase in the Partnership's share of ventures' income was partially offset by a decrease in income from sale of second mortgage interest for the current nine-month period. During the nine-month period ended June 30, 1995, the Partnership recorded income of $200,000 to reflect cash proceeds related to the sale of the Partnership's interest in the 150 Broadway Office Building which had been fully reserved for in fiscal 1994. As discussed further above, during the current nine-month period, the Partnership received the remaining $100,000 from the sale of the Partnership's interest in 150 Broadway which was in escrow until certain issues could be resolved.

      The increase in the Partnership's share of ventures' income for the nine months ended June 30, 1996 was mainly due to increases in rental revenues and a decrease in combined interest expense which were partially offset by increases in the property operating and depreciation expense categories. Rental revenues increased at each of the joint ventures due to the improvement in average occupancy at all three investment properties and increased rental rates at Regent's Walk and Hurstbourne. Interest expense decreased as a result of the refinancings of the mortgage loans secured by the Regent's Walk and Mall Corners properties. The increase in combined property operating expenses was primarily due to increased repairs and maintenance expenses at the two apartment properties and higher real estate taxes at the Mall Corners Shopping Center. Depreciation expense increased mainly due to the recent expansion and tenant improvements at Mall Corners.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "new York Limited Partnership Actions") were filed in the United State District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Sixth Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described in prior reports, and seeks compensatory damages of $3.4 million plus punitive damages.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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

Dated:  August 13, 1996