Form 10-K405
period 1996-09-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1997-01-03
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X      No ____
                                        ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                        Documents Incorporated by Reference

  Documents                                            Form 10-K Reference
  ---------                                            -------------------
Prospectus of registrant dated                             Part IV
September 17, 1984, as supplemented

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                               Page

Item  1     Business                                                   I-1

Item  2     Properties                                                 I-3

Item  3     Legal Proceedings                                          I-3

Item  4     Submission of Matters to a Vote of Security Holders        I-4

Part  II

Item  5     Market for the Partnership's Limited Partnership
                Interests and Related Security Holder Matters         II-1

Item  6     Selected Financial Data                                   II-1

Item  7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  II-2

Item  8     Financial Statements and Supplementary Data               II-5

Item  9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  II-5

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
                 on Form 8-K                                          IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

Financial Statements and Supplementary Data                    F-1 to F-31

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 1996 one of the Partnership's original investments had been sold and another investment had been lost though foreclosure proceedings. As of September 30, 1996, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                  Date of
Name and Type of Property              Acquisition of      Type of
Location                      Size     Interest            Ownership (1)
----------------------------  ----     ----------     -----------------------


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

Gwinnett Mall Corners         304,000    8/28/85      Fee ownership of land and
  Associates                  gross                   improvements (through
Mall Corners Shopping Center  leasable                joint venture)
Gwinnett County, Georgia      sq. ft.


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

      The Partnership previously owned an interest in Bailey N. Y. Associates, a joint venture which owned the 150 Broadway Office Building; a 238,000 square foot office and retail building located in New York City. The Partnership sold its interest in the Bailey N. Y. Associates joint venture on September 22, 1989 for cash totalling $4,000,000 and a second mortgage note receivable in the amount of $14,000,000. Due to a deterioration in the commercial real estate market in New York City, which adversely impacted property operations, the owner of the 150 Broadway Office Building defaulted on its mortgage loan obligations during fiscal 1990 and filed for bankruptcy protection in July 1991. During fiscal 1993, the Partnership reached a settlement agreement involving both the first mortgage lender and the owner. Under this agreement, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership agreed to restructure its second mortgage position. As discussed further in Item 7, during fiscal 1995 the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. The Partnership received $200,000 of the agreed upon sale proceeds during the second quarter of fiscal 1995. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder but in no event later than June 10, 1996. In April 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

      During fiscal 1992, the Partnership forfeited its interest in the Northbridge Office Centre as a result of certain defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the property were unsuccessful. The inability of the Northbridge joint venture to generate sufficient funds to meet its debt service obligations resulted mainly from a significant oversupply of competing office space in the West Palm Beach, Florida market. Management did not foresee any near term improvement in such conditions and ultimately determined that it was in the Partnership's best interests not to contest the lender's foreclosure action.

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

      Through September 30, 1996, the Limited Partners had received cumulative cash distributions from operations totalling approximately $14,502,000, or $252 per original $1,000 investment for the Partnership's earliest investors. A substantial portion of the cash distributions paid to date has been sheltered from current taxable income. The Partnership reinstated the payment of regular quarterly cash distributions effective for the quarter ended June 30, 1994 at an annualized rate of 2% on original invested capital. Distributions had been discontinued in 1990 primarily due to the cash deficits associated with the Partnership's two commercial properties, Northbridge Office Centre and the 150 Broadway Office Building, which investments have since been disposed of, as discussed further above. As of September 30, 1996, the Partnership retains an interest in three of its five original investment properties. However, the loss of the investment in Northbridge, which represented 25% of the Partnership's original investment portfolio, in all likelihood, will result in the Partnership's inability to return the full amount of the original invested capital to the Limited Partners. The amount of the original capital that will be returned will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Partnership's retail shopping center, located in the suburban Atlanta, Georgia market, remains high, and operations to date do not appear to have been affected by this general trend.

      All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment projects also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances.

      The Partnership has no operating property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

      The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

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

Item 2. Properties

      As of September 30, 1996, the Partnership owned interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                            Percent Occupied At
                              ------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              12/31/95   3/31/96    6/30/96   9/30/96  Average
                              --------   -------    -------   -------  -------

Regent's Walk Apartments       99%        99%         99%      98%      98%

Hurstbourne Apartments         93%        93%         94%      96%      94%

Mall Corners Shopping Center   93%        94%         94%      90%      93%

Item 3. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Sixth Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Six Limited Partnership, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Six Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and sought compensatory damages of $3.4 million plus punitive damages.

     Mediation with respect to the Abbate and Bandrowski actions described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of both actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1996, there were 4,034 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data

            Paine Webber Income Properties Six Limited Partnership
                     (In thousands, except per Unit data)

                                        Years Ended September 30,
                               ----------------------------------------------
                                 1996       1995     1994     1993     1992(1)
                                 ----       ----     ----     ----     ----


Revenues                       $    259   $  361   $   106   $    47   $  2,849

Operating loss                 $    (92)  $  (60)  $(1,302)  $(2,412)  $ (2,494)

Loss on transfer of
 assets at foreclosure                -        -         -         -   $(17,248)

Minority interest in
 income of
 consolidated venture                 -        -         -         -   $   (423)

Gain on sale of venture
 interest                             -        -         -         -   $     23

Partnership's share of
 unconsolidated
 ventures' income
 (losses)                      $    874   $  322   $   522   $   581   $     (4)

Income (loss) before
 extraordinary gain            $    782   $  262   $  (780)  $(1,831)  $(20,146)

Extraordinary gain from
 settlement of
 debt obligation                     -         -         -         -   $ 29,842

Net income (loss)             $    782   $   262   $  (780)  $(1,831)  $  9,696

Per Limited Partnership Unit:
    Income (loss) before
    extraordinary gain        $  12.89   $  4.33   $(12.86)  $(30.20)  $(332.22)

    Extraordinary gain               -         -         -         -   $ 492.13

    Net income (loss)         $  12.89   $  4.33   $(12.86)  $(30.20)  $ 159.91

    Cash distributions
        per Limited
        Partnership Unit      $  20.00   $ 20.00   $  5.00         -         -

Total assets                  $  8,658   $ 9,100   $10,036   $11,160   $ 13,044


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered Units of Limited Partnership interests to the public from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $60,000,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $51,889,000 was originally invested in five operating investment properties through joint ventures. As discussed further below, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996, and, as previously reported, the Partnership's interest in the Northbridge Office Centre was lost through foreclosure proceedings in fiscal 1992. As of September 30, 1996, the Partnership had joint venture investments in three remaining operating properties, which consist of one retail shopping center and two multi-family apartment complexes. At the present time the Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      During the first  quarter of fiscal 1996,  the Mall Corners  joint venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid a maturing first mortgage loan which had a principal balance of $17,246,000 at the time of the refinancing. The prior first mortgage loan bore interest at 11.5% per annum. Excess loan proceeds were used to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which added 18,000 square feet to the property's gross leasable area and was completed during 1996. In addition, excess refinancing proceeds of $550,000 were available to be distributed to the Partnership in accordance with the joint venture agreement. However, the Partnership agreed to allow the joint venture to retain a portion of such proceeds to pay for the leasing costs incurred in connection with certain leases executed during the first quarter of fiscal 1996. The new first mortgage loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule. Despite the increase in the loan principal balance, the annual debt service payments of the joint venture have decreased slightly as a result of this refinancing due to the significant reduction in the interest rate. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, remains high and operations to date do not appear to have been affected by this general trend. The occupancy at the Mall Corners Shopping Center averaged 93% for fiscal 1996, unchanged from the previous year.

      As result of the refinancing of the Mall Corners Shopping Center, the recent completion of its planned expansion, and the release of escrowed funds from the sale of the Partnership's interest in the 150 Broadway Office Building note (as discussed further below), the Partnership expects to make a special distribution on February 14, 1997 to Unitholders of record on December 31, 1996. The Partnership anticipates distributing $2,040,000, or $34 per original $1,000 Unit. Of this amount, approximately $1,320,000 represents Partnership reserves that had been previously set aside to cover the costs of the planned refinancing of Mall Corners Shopping Center and to pay for its proposed expansion. These costs and a reserve for other leasing improvements at Mall Corners were eventually funded out of additional loan proceeds from the Mall Corners refinancing in December 1995. Of the remainder, $300,000 represents the amount received from the sale of the Partnership's interest in the 150 Broadway Office Building note, as discussed further below, and $420,000 represents a distribution of excess refinancing proceeds from the Mall Corners joint venture. In addition, the Partnership expects to increase the annual distribution rate from 2.0% to 3.6% on remaining invested capital. This adjustment would be effective for the quarter ending March 31, 1997 and would be paid on May 15, 1997 on what would then be a $966 remaining portion of an original $1,000 per Unit investment.

      The Partnership's two multi-family apartment properties continued to perform strongly in fiscal 1996, as evidenced by the occupancy levels which remained in the mid-to-high 90% range for both properties. This performance was achieved despite the competition from the single-family home market prompted by the continued availability of low home mortgage interest rates. For the past several years, the absence of significant new construction of multi-family apartments more than offset the competition from the single-family home market and allowed the oversupply of apartment units which existed in many markets as a result of the overbuilding of the late 1980s to be absorbed. Over the past 12 months, development activity for multi-family properties in many markets has escalated significantly. Neither Regent's Walk nor Hurstbourne has experienced any significant increase in the supply of apartment units in their respective sub-markets to date, but management continues to monitor this situation closely. Should a substantial amount of new apartment development reach the planning stages in these markets, it could prompt management to explore potential sales opportunities for these properties if such development activity is expected to limit future appreciation. The investment in the Mall Corners Shopping Center currently provides the majority of the Partnership's net cash flow and would likely be held pending the dispositions of the two multi-family properties. Depending on the availability of favorable sales opportunities for the two multi-family properties, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

      As previously reported, during fiscal 1995 the Partnership refinanced the 9% first mortgage note secured by the Regent's Walk Apartments, which had a principal balance of $8,390,000 and was scheduled to mature on May 1, 1995. The new long-term debt consists of a first mortgage note with an initial principal balance of $9,000,000 which bears interest at a fixed rate of 7.32% per annum. Monthly payments of interest and principal, based on a 30-year amortization schedule, are due through maturity on October 1, 2000. Because the debt service on the prior loan called for interest-only payments, the venture's monthly debt service did not change significantly as a result of the refinancing transaction despite the decrease in the interest rate. In connection with the refinancing of the Regent's Walk mortgage loan, $500,000 of the loan proceeds were deposited in an escrow account to provide funds for the remodeling of kitchens and bathrooms in the apartment units. It is anticipated that these improvements will be completed over the next few years as new leases for the apartments are signed. In accordance with the escrow agreement, the balance of the escrow account is invested in bank certificates of deposit. The Regent's Walk Apartments averaged 98% occupancy for fiscal 1996, as compared to 97% for the prior year. The occupancy level at the Hurstbourne Apartments averaged 94% during fiscal 1996 as compared to an average of 93% achieved in fiscal 1995. Recent marketing efforts have resulted in an increase in the number of potential tenants visiting the Hurstbourne property. In addition, the property's management team has undertaken a capital improvement program designed to make the apartment units more attractive to these potential tenants.

      As previously reported, during the quarter ended December 31, 1994 the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder, but in no event later than June 10, 1996. The Partnership recorded income of $200,000 in fiscal 1995 to reflect the non-refundable cash proceeds received. During fiscal 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. The $100,000 was recorded as income in fiscal 1996. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

     At September 30, 1996, the Partnership had available cash and cash equivalents of approximately $3,218,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners, as discussed further above. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1996 Compared to 1995

     The Partnership reported net income of $782,000 for the year ended September 30, 1996, as compared to net income of $262,000 for the prior year. This favorable change in net income is primarily the result of an increase of $552,000 in the Partnership's share of ventures' income. The increase in the Partnership's share of ventures' income was partially offset by a decrease in the income from the sale of the Partnership's second mortgage interest in the 150 Broadway Office Building. In fiscal 1995, the Partnership recorded income of $200,000 to reflect cash proceeds related to the sale of the Partnership's interest in the 150 Broadway Office Building which had been fully reserved for in fiscal 1994. As discussed further above, during fiscal 1996 the Partnership received, and recorded as income, the remaining $100,000 from the sale of the 150 Broadway interest.

     The increase in the Partnership's share of ventures' income was mainly due to increases in rental revenues and a decrease in combined interest expense which were partially offset by increases in property operating expenses. Rental revenues from the Regent's Walk and Hurstbourne Apartments increased by 6% and 7%, respecetively, during fiscal 1996 due to the improvement in average occupancy and rental rates at both of the multi-family properties. Combined rental revenues improved by $292,000 over fiscal 1995. Interest expense decreased by $527,000 as a result of the refinancings of the mortgage loans secured by the Regent's Walk and Mall Corners properties, as discussed further above. The increase of $203,000 in combined property operating expenses was largely due to increased repairs and maintenance expenses at the two apartment properties during fiscal 1996.

      A decrease in the Partnership's general and administrative expenses also contributed to the favorable change in net income for fiscal 1996. General and administrative expenses decreased by $70,000 mainly due to additional professional fees incurred in fiscal 1995 related to the valuation of the Partnership's portfolio of operating investment properties and additional legal fees associated with the sale of the Partnership's second mortgage interest in the 150 Broadway Office Building.

1995 Compared to 1994

      For the year ended September 30, 1995, the Partnership reported net income of $262,000 as compared to a net loss of $780,000 in fiscal 1994. This change in the Partnership's net operating results was mainly the result of certain transactions involving the Partnership's interest in the 150 Broadway Office Building. In December 1993, the Partnership funded a $200,000 escrow reserve account required under the terms of the 150 Broadway bankruptcy settlement agreement. The Partnership's accounting policy for its investment in 150 Broadway resulted in any advances being recorded as an expense in the period paid. In addition, during fiscal 1994 the Partnership recognized an $800,000 provision for possible investment loss related to the 150 Broadway investment to fully reserve the carrying value of the Partnership's remaining investment. In fiscal 1995, during the quarter ended December 31, 1994, the Partnership recorded income of $200,000 to reflect the cash proceeds received related to the sale of the Partnership's interest in 150 Broadway. The favorable changes in the Partnership's net operating results related to the 150 Broadway investment were partially offset by a decrease in the Partnership's share of ventures' income of $200,000 in fiscal 1995. This unfavorable change in the Partnership's share of ventures' operations was mainly a result of a decrease in rental income of $330,000 at the Mall Corners Shopping Center, due to the decrease in occupancy resulting from the vacancy created by the termination of a 20,000 square feet medical office tenant in fiscal 1995. Revenues also declined slightly at the Hurstbourne Apartments during fiscal 1995 mainly due to a decrease in corporate apartment rental activity. An increase in combined depreciation and amortization expense of $88,000 also contributed to the decline in the Partnership's share of ventures' income during fiscal 1995. Deprecation charges have increased at the Mall Corners and Hurstbourne joint ventures as a result of certain capitalized costs incurred during fiscal 1995 and 1994. A decrease in property operating expenses at the Regent's Walk Apartments and Hurstbourne Apartments, totalling $281,000, partially offset the decrease in rental revenues and increase in depreciation expense during fiscal 1995. The decline in property operating expenses was primarily attributable to lower repairs and maintenance expenses for fiscal 1995 at both of the apartment properties. Repairs and maintenance expenses in fiscal 1994 reflected the costs of an exterior painting project at Regent's Walk and common area upgrading and landscape repair projects at the Hurstbourne Apartments.

1994 Compared to 1993

     For the year ended September 30, 1994, the Partnership reported a net loss of $780,000 as compared to net loss of $1,831,000 in fiscal 1993. This decrease in net loss was the result of the recognition of a provision for possible investment loss related to the 150 Broadway property of $2,000,000 in fiscal 1993. In fiscal 1994, the Partnership recognized an $800,000 provision for possible investment loss and an additional $200,000 charge against earnings related to the 150 Broadway investment. The provision for possible investment loss in fiscal 1994 was recorded to fully reserve the carrying value of the Partnership's remaining investment in the 150 Broadway property. The $200,000 charge to earnings in fiscal 1994 represented the funds contributed by the Partnership in December 1993 to establish the required escrow reserve account referred to above. In addition, an increase in interest income earned on cash reserves of $59,000 and a decline in Partnership general and administrative expenses of $83,000 contributed to the decrease in net loss in fiscal 1994.

     The favorable changes in net loss were partially offset by a decrease in the Partnership's share of ventures' income of $59,000 in fiscal 1994. The decrease in the Partnership's share of ventures' income was mainly a result of an increase in repairs and maintenance expenses at the two apartment complexes. At the Regent's Walk Apartments, expenses were higher in fiscal 1994 due to an exterior painting project, and at the Hurstbourne Apartments remodeling of the common areas of the property and increased landscaping expenses resulting from a harsh winter contributed to the increased expenses. These unfavorable changes were partially offset by an increase in rental income of $363,000 from the three joint ventures, due to a combination of higher occupancy and increased rental rates at the properties.

Inflation

      The Partnership completed its twelfth full year of operations in 1996 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may result in an increase in revenues, as well as operating expenses, at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
      Name                      Office                      Age     to Office
      ----                      ------                      ---     ---------

Bruce J. Rubin          President and Director              37      8/22/96
Terrence E. Fancher     Director                            43     10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           49     10/29/85
James A. Snyder         Senior Vice President               51       7/6/92
David F. Brooks         First Vice President and
                          Assistant Treasurer               54      4/25/84 *
Timothy J. Medlock      Vice President and Treasurer        35       6/1/88
Thomas W. Boland        Vice President                      34      12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1991 through the first half of fiscal 1994. Distributions were reinstated at an annual rate of 2% on original invested capital effective for the third quarter of fiscal 1994. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership. As of September 30, 1996, PaineWebber and its affiliates owned 255 Units of limited partnership interests of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Sixth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $88,000 for the year ended September 30, 1996. No incentive management fees were earned during fiscal 1996.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1996 is $107,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996.

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


                                 PAINE WEBBER INCOME PROPERTIES SIX
                                        LIMITED PARTNERSHIP


                                 By:  Sixth Income Properties Fund, Inc.
                                         Managing General Partner


                                  By: /s/ Bruce J. Rubin
                                     ----------------------
                                     Bruce J. Rubin
                                     President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                     ------------------------
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                     ------------------------
                                     Thomas W. Boland
                                     Vice President

Dated:  December 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  December 30, 1996
   -----------------------                             -----------------
   Bruce J. Rubin
   Director






By:/s/ Terrence E. Fancher                      Date:  December 30, 1996
   -----------------------                             -----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS



                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
-----------------------------------                   ------------------

(3) and (4) Prospectus of the Registrant              Filed with the Commission
            dated September 17, 1984, supplemented,   pursuant to Rule 424(c)
            with particular reference to the          and incorporated herein
            Restated Certificate and Agreement        by reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed with the Commission
            exhibits to registration statements and   pursuant  to  Section 13
            amendments thereto of the registrant      or 15(d)of the Securities
            together with all such contracts filed    Exchange Act of 1934 and
            as exhibits of previously filed Forms     incorporated herein by
            8-K and Forms 10-K are hereby             reference.
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the
                                                      year ended September 30,
                                                      1996 has been sent to the
                                                      Limited Partners.  An
                                                      Annual Report will be
                                                      sent to the Limited
                                                      Partners subsequent to
                                                      this filing.


(27)        Financial Data Schedule                   Filed as last page of
                                                      EDGAR submission following
                                                      the Financial Statements
                                                      and Financial Statement
                                                      Schedule required by
                                                      Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Six Limited Partnership:

      Report of independent auditors                                      F-2

      Balance sheets as of September 30, 1996 and 1995                    F-3

      Statements of operations  for the years ended  September 30,
        1996,  1995 and 1994                                              F-4

      Statements  of  changes in  partners'  capital  (deficit)
        for the years ended September 30, 1996, 1995 and 1994             F-5

      Statements of cash flows for the years ended  September  30,
        1996,  1995 and 1994                                              F-6

      Notes to financial statements                                       F-7

Combined  Joint  Ventures  of  Paine  Webber  Income  Properties  Six  Limited
Partnership:

      Report of independent auditors                                     F-18

      Combined balance sheets as of September 30, 1996 and 1995          F-19

      Combined statements of income and changes in ventures' capital
        for the years ended September 30, 1996, 1995 and 1994            F-20

      Combined  statements  of cash flows for the years  ended
        September  30, 1996, 1995 and 1994                               F-21


      Notes to combined financial statements                             F-22

      Schedule III - Real Estate and Accumulated Depreciation            F-31


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Six Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Six Limited Partnership as of September 30, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Six Limited Partnership at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.





                                /S/ ERNST & YOUNG LLP
                                ---------------------
                                ERNST & YOUNG LLP




Boston, Massachusetts
December 24, 1996

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                    ASSETS

                                                       1996           1995
                                                       ----           ----

Investments in joint ventures, at equity           $   5,440        $   6,585
Cash and cash equivalents                              3,218            2,515
                                                   ---------        ---------
                                                   $   8,658        $   9,100
                                                   =========        =========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      10        $      15
Accrued expenses and other liabilities                    24               30
                                                   ---------        ---------
      Total liabilities                                   34               45

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net loss                                  (835)            (843)
   Cumulative cash distributions                        (513)            (500)

  Limited Partners ($1,000 per unit;
     60,000 Units issued):
   Capital contributions, net of offering costs       53,959           53,959
   Cumulative net loss                               (29,486)         (30,260)
   Cumulative cash distributions                     (14,502)         (13,302)
                                                   ---------        ---------
      Total partners' capital                          8,624            9,055
                                                   ---------        ---------
                                                   $   8,658        $   9,100
                                                   =========        =========



















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
            For the years ended September 30, 1996, 1995 and 1994
                   (In thousands, except per Unit amounts)

                                               1996         1995        1994
                                               ----         ----        ----
Revenues:
   Interest  income                        $     159     $    161    $    106
   Income from sale of second
     mortgage interest                           100          200           -
                                           ---------     --------    --------
                                                 259          361         106

Expenses:
   Provision for possible
       investment loss                             -            -         800
   Cost of holding investment in
     150 Broadway Office Building                  -            -         200
   Management fees                                88           88          32
   General and administrative                    263          333         376
                                           ---------     --------    --------
                                                 351          421       1,408
                                           ---------     --------    --------
Operating loss                                   (92)         (60)     (1,302)

Partnership's share of
  ventures' income                               874          322         522
                                           ---------     --------    --------

Net income (loss)                          $     782     $    262    $   (780)
                                           =========     ========    ========

Per Limited Partnership Unit:
   Net income (loss)                        $  12.89     $   4.33    $ (12.86)
                                            ========     ========    ========

   Cash distributions                        $ 20.00     $  20.00    $   5.00
                                             =======     ========    ========

   The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.


















                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)


                                   General        Limited
                                   Partners       Partners        Total
                                   --------       --------        -----

Balance at September 30, 1993      $(1,321)       $12,410         $11,089

Cash distributions                      (3)          (300)           (303)

Net loss                                (8)          (772)           (780)
                                   --------       -------         -------

Balance at September 30, 1994       (1,332)        11,338          10,006

Cash distributions                     (13)        (1,200)         (1,213)

Net income                               3            259             262
                                  --------        --------       ---------

Balance at September 30, 1995       (1,342)        10,397           9,055

Cash distributions                     (13)        (1,200)         (1,213)

Net income                               8            774             782
                                  --------       --------        --------

Balance at September 30, 1996      $(1,347)       $ 9,971         $ 8,624
                                   =======        =======         =======
























                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1996       1995        1994
                                                 ----       ----        ----
Cash flows from operating activities:
  Net income (loss)                          $    782    $     262   $   (780)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
     activities:
   Partnership's share of ventures' income       (874)        (322)      (522)
   Income from sale of second mortgage
     interest                                    (100)        (200)         -
   Provision for possible investment loss           -            -        800
   Changes in assets and liabilities:
     Other assets                                   -            -          2
     Accounts payable - affiliates                 (5)           6        (30)
     Accrued expenses and other liabilities        (6)           9        (11)
                                             --------     --------    -------
       Total adjustments                         (985)        (507)       239
                                             --------     --------    -------
       Net cash used in operating activities     (203)        (245)      (541)

Cash flows from investing activities:
  Distributions from joint ventures             2,019        1,406      1,948
  Cash contributions to joint ventures              -         (200)       (28)
  Proceeds from sale of investment in
   150 Broadway Office Building                   100          200          -
                                             --------     --------    -------
       Net cash provided by investing
          activities                            2,119        1,406      1,920

Cash flows from financing activities:
  Distributions to partners                    (1,213)      (1,213)      (303)
                                             --------     --------   --------
       Net cash used in financing activities   (1,213)      (1,213)      (303)
                                             --------     --------   --------

Net increase (decrease) in cash and
  cash equivalents                                703          (52)     1,076

Cash and cash equivalents, beginning of year    2,515        2,567      1,491
                                             --------     --------   --------

Cash and cash equivalents, end of year       $  3,218     $  2,515   $  2,567
                                             ========     ========   ========















                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements


1.    Organization and Nature of Operations

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, comprised of two multi-family apartment complexes, two commercial office buildings and one retail shopping center. As discussed further in Note 5, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996. In addition, during fiscal 1992 the Partnership forfeited its interest in the other office building, Northbridge Office Centre, as a result of certain defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the property were unsuccessful. The inability of the Northbridge joint venture to generate sufficient funds to meet its debt service obligations resulted mainly from a significant oversupply of competing office space in the West Palm Beach, Florida market. Management did not foresee any near term improvement in such conditions and ultimately determined that it was in the Partnership's best interests not to contest the lender's foreclosure action.

2.    Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

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

      The Partnership has reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

      The cash and cash equivalents, accounts payable - affiliates, accrued expenses and other liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of September 30, 1996 due to the short-term maturities of these instruments.

      No provision for income taxes has been made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the taxable loss incurred will be allocated among the partners. In cases where the disposition of the investment involves the lender foreclosing on the investment, taxable income could occur without distribution of cash. This income would represent passive income to the partners which could be offset by each partners' existing passive losses, including any passive loss carryovers from prior years.

3.    The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Sixth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated (the "Adviser"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $88,000, $88,000 and $32,000 for the years ended September 30, 1996, 1995 and 1994, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at both September 30, 1996 and 1995 includes $9,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for the years ended September 30, 1996, 1995 and 1994 is $107,000, $120,000 and $121,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000, $9,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.    Investments in Joint Ventures

      The Partnership has investments in three joint ventures at September 30, 1996 and 1995. The joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                       Condensed Combined Balance Sheets
                         September 30, 1996 and 1995
                                (In thousands)

                                    Assets

                                                            1996        1995
                                                            ----        ----

      Current assets                                    $   2,097   $   1,423
      Operating investment properties, net                 44,021      43,852
      Other assets                                          1,354       1,145
                                                        ---------   ---------
                                                        $  47,472   $  46,420
                                                        =========   =========

                       Liabilities and Venturers' Capital

      Current liabilities                               $   3,010   $   2,830
      Other liabilities                                       269         269
      Long-term debt                                       36,307      34,228

      Partnership's share of combined capital               4,414       5,621
      Co-venturers' share of combined capital               3,472       3,472
                                                        ---------   ---------
                                                        $  47,472   $  46,420
                                                        =========   =========

                  Reconciliation of Partnership's Investment
                                (in thousands)

                                                            1996        1995
                                                            ----        ----

      Partnership's share of capital, as shown above $ 4,414 $ 5,621 Partnership's share of current
        liabilities and long-term debt                        983         921
      Excess basis due to investment
        in ventures (1)                                        43          43
                                                         --------    --------
      Investments in unconsolidated joint ventures,
        at equity                                        $  5,440    $  6,585
                                                         ========    ========

(1) At September 30, 1996 and 1995, the Partnership's investment exceeds its share of the joint venture capital accounts and liabilities by $43,000. This amount relates to certain expenses associated with acquiring the investments.

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                                 1996       1995         1994
                                                 ----       ----         ----
      Rental revenues and
        expense recoveries                    $ 9,414     $ 9,122    $  9,482
      Interest income                              41          26          26
                                              -------     -------    --------
                                                9,455       9,148       9,508

      Property operating expenses               3,358       3,156       3,404
      Depreciation and amortization             2,288       2,208       2,120
      Interest expense                          2,935       3,462       3,462
                                              -------     -------    --------
                                                8,581       8,826       8,986
                                              -------     -------    --------
      Net income                              $   874     $   322    $    522
                                              =======     =======    ========

      Partnership's share of
        combined income                       $   874     $   322    $    522
      Co-venturers' share of
        combined income                             -           -           -
                                              -------     -------    --------
                                              $   874     $   322    $    522
                                              =======     =======    ========

      Investments in joint ventures, at equity, represents the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

      Investments in joint ventures, at equity,on the balance sheet is comprised of the following joint venture investments (in thousands):

                                               1996         1995
                                               ----         ----

      Regent's Walk Associates               $  1,289     $ 1,583
      Kentucky-Hurstbourne Associates           3,718       3,745
      Gwinnett Mall Corners Associates            433       1,257
                                             --------     -------
                                             $  5,440     $ 6,585
                                             ========     =======

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                1996         1995        1994
                                                ----         ----        ----

      Regent's Walk Associates               $    500    $    276     $   496
      Kentucky-Hurstbourne Associates             503         660         507
      Gwinnett Mall Corners Associates          1,016         470         945
                                             --------    --------     -------
                                             $  2,019    $  1,406     $ 1,948
                                             ========    ========     =======

      Descriptions of the properties owned by the joint ventures and the terms of the joint venture agreements are summarized as follows:

a. Regent's Walk Associates

      On May 15, 1985, the Partnership acquired an interest in Regent's Walk Associates, a Kansas general partnership that owns and operates Regent's Walk Apartments, a 255-unit apartment complex in Overland Park, Johnson County, Kansas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of J. A. Peterson Enterprises, Inc. The initial aggregate cash investment by the Partnership for its interest was approximately $6,768,000 (including an acquisition fee of $390,000 paid to the Adviser). The apartments are encumbered by a nonrecourse first mortgage loan with an initial principal balance of $9,000,000 secured by the operating investment property. The note requires monthly payments, including interest at 7.32%, with the unpaid principal balance of $8,500,163 due October 1, 2000.

      The joint venture agreement provides that the Partnership will receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after the Partnership has received its cumulative preferred return, the co-venturer is entitled to a preference return of $7,000 for each fiscal quarter which is cumulative only for amounts due in any one fiscal year. Any remaining cash flow is to be used to pay interest on any notes from the joint venture to the partners and then is to be distributed to the partners, with the Partnership receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder. During the year ended September 30, 1996, the Partnership's preferred return aggregated $656,000, while net cash available for distribution amounted to $551,000. The total unpaid cumulative preferred return payable to the Partnership amounted to $2,825,000 as of September 30, 1996. The cumulative unpaid preference return is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the venture's financial statements.

      Taxable income or tax loss is to be allocated to the partners based on their proportionate share of cash distributions. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is needed by the joint venture for any reason including payment of the Partnership's preference return, prior to June 1, 1992, the co-venturer was required to make loans to the joint venture up to a total of $250,000. After the joint venture has borrowed $250,000 from the co-venturer, if the joint venture requires additional funds for purposes other than distributions, then it will be provided 90% by the Partnership and 10% by the co-venturer. As of September 30, 1996, the joint venture had loans payable to the co-venturer and the Partnership aggregating $264,882 and $133,943, respectively.

      Sale and/or refinancing proceeds will be distributed as follows, after making a provision for liabilities and obligations: (1) repayment to the co-venturer of up to $250,000 of operating loans plus accrued interest thereon, (2) payment of accrued interest and repayment of principal of operating notes (pro-rata), (3) to the Partnership, payment of any preferred return arrearage, (4) to the Partnership, an amount equal to the Partnership's gross investment plus $560,000, (5) to the co-venturer, the amount of $500,000, (6) to payment of a brokers fee to the partners if a sale is made to a third party, (7) to the payment of up to $100,000 of subordinated management fees, (8) the next $8,000,000 to the Partnership and the co-venturer in the proportions of 90% and 10%, respectively, (9) the next $4,000,000 to the Partnership and the co-venturer in the proportions of 80% and 20%, respectively, and (10) any remaining balance 70% to the Partnership and 30% to the co-venturer.

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee was 4% of the gross rents collected from the property until June 1, 1990 when the fee increased to 5% of the gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents shall be payable only to the extent of cash flow remaining after the Partnership has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds the amount of which will not exceed $100,000 as specified in the agreement. Total subordinated management fees as of September 30, 1996 exceed this $100,000 limitation.

b. Kentucky-Hurstbourne Associates

      On July 25, 1985, the Partnership acquired an interest in Kentucky-Hurstbourne Associates, a Delaware general partnership that owns and operates Hurstbourne Apartments, a 409-unit apartment complex located in Louisville, Kentucky. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of the Paragon Group. The initial aggregate cash investment by the Partnership for its interest was approximately $8,716,000 (including an acquisition fee of $500,000 paid to the Adviser). The apartments are encumbered by a nonrecourse first mortgage loan with a balance of $8,361,000 as of September 30, 1996. This mortgage loan is scheduled to mature in September 1999.

      The joint venture agreement, as amended on May 21, 1986, provides that cash flow shall first be distributed to the Partnership in the amount of $67,000 per month (the Partnership's preference return). The preference return was cumulative on a year to year basis through July 31, 1989, and is noncumulative thereafter. The next $40,000 will be distributed to the co-venturer on a noncumulative annual basis, payable quarterly. Any cash flow not previously distributed at the end of each fiscal year will be applied in the following order: first, to the payment of all unpaid accrued interest on all outstanding operating notes; the next $225,000 of annual cash flow will be distributed 90% to the Partnership and 10% to the co-venturer; the next $260,000 of annual cash flow will be distributed 80% to the Partnership and 20% to the co-venturer, and any remaining balance will be distributed 70% to the Partnership and 30% to the co-venturer. At September 30, 1996, the cumulative preference return payable to the Partnership for years prior to July 31, 1989 was approximately $1,354,000. Under the terms of the joint venture agreement, unpaid preference returns will only be paid upon refinancing, sale, exchange or other disposition of the property. Accordingly, the unpaid preferred return has not been accrued in the venture's financial statements.

      Taxable income or tax loss of the joint venture will be allocated to the Partnership and co-venturer in proportion to the distribution of net cash flow subject to the following: first, the co-venturer shall not be allocated less than 10% of the net income or net loss; second, the co-venturer shall not be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the venture's income and losses for the years ended September 30, 1996, 1995 and 1994 being allocated in a manner different from that provided in the venture agreement such that none of the losses were allocated to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocation of taxable income or tax loss.

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

      If additional cash is required by the joint venture, it may be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Through September 30, 1996, no such loans were outstanding.

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

c. Gwinnett Mall Corners Associates

      On August 28, 1985, the Partnership acquired an interest in Gwinnett Mall Corners Associates, a Georgia general partnership that owns and operates Mall Corners Shopping Center, a 304,000 gross leasable square foot shopping center, located in Gwinnett County, Georgia. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is a partnership comprised of several individual investors.

      The initial aggregate cash investment by the Partnership for its interest was approximately $10,707,000 (including an acquisition fee of $579,000 paid to the Adviser). The shopping center was encumbered by a construction mortgage loan with a balance of $22,669,000 at the time of closing. The construction mortgage loan was refinanced on November 4, 1985 with permanent financing of $17,700,000, with the remainder paid out of escrows established at the time of closing. The balance of the 11.5% nonrecourse permanent mortgage loan, which was scheduled to mature in December 1995, was $17,266,000 as of September 30, 1995. On December 29, 1995, the venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid the maturing obligation. Excess loan proceeds were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which were completed in 1996. The new loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule.

      The joint venture agreement provides that the Partnership will receive from cash flow, as defined, an annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the Partnership's preference return described above through November 1, 1990, the co-venturer was required to fund to the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. During 1990, the venture partners reached an agreement as to the cumulative deficiencies to be funded by the co-venturer, which totalled $665,000. Cumulative total preference distributions in arrears at September 30, 1996 amounted to $1,997,000 which includes minimum guaranteed distributions in arrears of $308,000. The minimum guaranteed distributions are accrued in the venture's financial statements. However, the remaining unpaid preference return is payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the venture's financial statements.

      The co-venturer is entitled to receive quarterly non-cumulative, subordinated returns of $38,000. Due to insufficient cash flow, the co-venturer received no distributions for any of the three years in the period ended September 30, 1996. Any remaining cash flow, as defined, after payments of the co-venturer's preference return, shall be distributed first to the Initial Property Manager (an affiliate of the co-venturer) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by the Partnership and the co-venturer to the joint venture. The next $500,000 is to be distributed 80% to the Partnership and 20% to the co-venturer. The next $500,000 of cash flow in any year in excess of such returns will be distributed 70% to the Partnership and 30% to the co-venturer and the remaining balance is to be distributed 60% to the Partnership and 40% to the co-venturer.

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

      If additional cash is required for any reason in connection with operations of the Joint Venture, it will be provided 70% by the Partnership and 30% by the co-venturer (operating loans). The rate of interest on such loans shall equal the lesser of the rate announced by the First National Bank of Boston as its prime or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. Through September 30, 1996, the Partnership and the co-venturer had made operating loans totalling $63,000 and $1,000, respectively. In addition the Partnership had made default loans aggregating $26,000 through September 30, 1996.

      Distribution of sale and/or refinancing proceeds are to be as follows, after making a provision for liabilities and obligations and to the extent not previously returned to each partner: (1) payment of accrued interest and operating notes payable to partners; (2) to the Partnership, the aggregate amount of the Partnership's Preference Return that shall not have been distributed, (3) to the Partnership, an amount equal to the Partnership's gross investment, (4) the next $2,000,000 to the co-venturer, (5) to the Initial Property Manager for any unpaid subordinated management fee that shall have accrued, (6) the next $4,000,000 allocated to the Partnership and to the co-venturer in the proportions 80% and 20%, respectively, (7) the next $3,000,000 allocated to the Partnership and the co-venturer in the proportions 70% and 30%, respectively, and (8) any remaining balance shall be allocated to the Partnership and the co-venturer 70% and 30%, respectively, until the Partnership receives an amount equal to all net losses allocated to the Partnership for years through calendar 1989 in which the maximum Federal income tax rate for individuals was less than 50% times a percentage equal to 50% minus the weighted average maximum Federal income tax rate for individuals in effect during such years plus a simple rate of return added to each year's amount equal to 8% per annum. Thereafter, any remaining balance shall be distributed to the Partnership and the co-venturer 60% and 40%, respectively.

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

      In the third quarter of fiscal 1991, due to a deterioration in the commercial real estate market in New York City which adversely affected property operations, the borrower failed to make certain payments due under the terms of the Partnership's second mortgage note and the $1 million promissory note received as part of the 1989 sale agreement, as well as payments due on first and third mortgages with unaffiliated third parties. On July 22, 1991, in a defensive reaction to the commencement of foreclosure proceedings by the first mortgagee, the borrower filed for protection under Chapter 11 of the U. S. Bankruptcy Code. During fiscal 1993, the Partnership agreed to a settlement agreement involving both the first mortgage lender and the owner. Under the terms of the plan, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership received a new second mortgage loan in the principal amount of $6 million, with base interest at 4.75% per annum, in satisfaction of its prior second mortgage and promissory note in the combined face amount of approximately $15 million which had a net carrying value of $2,000,000. The terms of the plan required the Partnership to fund, by way of a separate note, an initial amount of $800,000 to pay past due real estate taxes and to establish an escrow reserve of $200,000 prior to December 31, 1993 for future cash flow shortfalls of the property. This escrow reserve was funded in the first quarter of fiscal 1994. Under the terms of the agreement, if the first mortgagee made withdrawals from the escrow to cover any monthly debt service shortfalls, the Partnership was required to replenish the escrow on a quarterly basis or it would have forfeited its second mortgage position.

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

      The value of the 150 Broadway Office Building was estimated to be well below the balance of the $26 million first mortgage loan which was senior to the Partnership's claims. Given the likelihood that large capital advances would be required to keep the first mortgage loan current and avoid foreclosure, management concluded during fiscal 1994 that it would not be prudent to fund any further advances related to this investment. In light of these circumstances and the resulting uncertainty that the Partnership would realize any amounts from its investment interest in 150 Broadway, the Partnership recorded provisions for possible investment loss totalling $800,000 during fiscal 1994 to fully reserve the remaining carrying value of the investment as of September 30, 1994. Management's discussions with the borrower concerning the operations of the 150 Broadway property during fiscal 1994 resulted in an offer to purchase the Partnership's second mortgage loan position. During the quarter ended December 31, 1994, the Partnership agreed to assign its second mortgage interest to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder, but in no event later than June 10, 1996. The Partnership recorded income of $200,000 in fiscal 1995 to reflect the non-refundable cash proceeds received. During fiscal 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. The $100,000 was recognized as income in fiscal 1996. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

6.  Legal Proceedings

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Six Limited Partnership, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Six Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and sought compensatory damages of $3.4 million plus punitive damages.

      Mediation with respect to the Abbate and Bandrowski actions described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of both actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

7.    Subsequent Event

      On November 15, 1996, the Partnership distributed $300,000 to the Limited Partners, $3,000 to the General Partners and $13,000 to the Adviser as an asset management fee for the quarter ended September 30, 1996.

                        REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Six Limited Partnership:


      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership as of September 30, 1996 and 1995, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership at September 30, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                       /S/ ERNST & YOUNG LLP
                                                       ---------------------
                                                       ERNST & YOUNG LLP



Boston, Massachusetts
November 8, 1996

                          COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1996 and 1995
                                (In thousands)

                                    ASSETS
                                                           1996         1995
                                                           ----         ----
Current assets:
   Cash and cash equivalents                            $     630    $    480
   Prepaid expenses                                           117          39
   Accounts receivable - affiliates                            17          21
   Accounts receivable from tenants and others                125          74
   Cash reserve for capital expenditures                    1,061         512
   Cash reserve for insurance and taxes                       147         297
                                                        ---------    --------
        Total current assets                                2,097       1,423

Cash reserve for tenant security deposits                      53          40

Capital contributions receivable from
   Mall Corners III                                           665         665

Operating investment properties, at cost:
   Land                                                     9,938       9,845
   Buildings, improvements and equipment                   55,202      53,269
                                                        ---------    --------
                                                           65,140      63,114
   Less accumulated depreciation                          (21,119)    (19,262)
                                                        ---------    --------
         Net operating investment properties               44,021      43,852

Deferred expenses, net of accumulated
  amortization of $2,776 in 1996 and $3,119 in 1995           636        440
                                                        ---------    --------
                                                        $  47,472    $ 46,420
                                                        =========    ========

                      LIABILITIES AND VENTURERS' CAPITAL
Current liabilities:
   Distributions payable to venturers                   $     761    $    499
   Notes payable to venturers                                 488         488
   Advance from venturer                                        -         200
   Current portion of long-term debt                          675         495
   Accounts payable and accrued expenses                       68         138
   Accounts payable - affiliate                                29          26
   Accrued interest                                           768         711
   Accrued real estate taxes                                  106         171
   Other liabilities                                          115         102
                                                        ---------    --------
         Total current liabilities                          3,010       2,830

Long-term debt                                             36,307      34,228

Tenant security deposits                                      269         269

Venturers' capital                                          7,886       9,093
                                                        ---------    --------
                                                        $  47,472    $ 46,420
                                                        =========    ========

                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
              PAINEWEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                               1996       1995        1994
                                               ----       ----        ----

Revenues:
  Rental income and expense
    reimbursements                          $   9,414   $   9,122    $  9,482
  Interest income                                  41          26          26
                                            ---------   ---------    --------
                                                9,455       9,148       9,508

Expenses:
  Interest                                      2,935       3,462       3,462
  Depreciation and amortization                 2,288       2,208       2,120
  Property taxes                                  639         653         620
  Insurance                                       118         137         137
  Management fees                                 351         333         345
  Maintenance and repairs                         727         650         958
  Utilities                                       554         519         564
  General and administrative                      335         270         245
  Salaries                                        606         560         505
  Other                                            28          34          30
                                            ---------   ---------    --------
                                                8,581       8,826       8,986
                                            ---------   ---------    --------

Net income                                        874         322         522

Distributions to venturers                     (2,081)     (1,296)     (1,989)

Venturers' capital, beginning of year           9,093      10,067      11,534
                                            ---------   ---------    --------

Venturers' capital, end of year             $   7,886   $   9,093    $ 10,067
                                            =========   =========    ========


















                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                           Increase (Decrease) in Cash
                                 (In thousands)

                                             1996         1995          1994
                                             ----         ----          ----

Cash flows from operating activities:
  Net income                               $   874      $   322       $   522
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization             2,288        2,208         2,120
   Amortization of deferred
     financing costs                            34            -             -
   Changes in assets and liabilities:
     Prepaid expenses                          (66)           2            55
     Accounts receivable - affiliates            4           (6)          (15)
     Accounts receivable from tenants
       and others                              (51)           9            71
     Cash reserve for capital expenditures    (549)         122           (92)
     Cash reserve for insurance and taxes      138          (23)          (44)
     Cash reserve for tenant security deposits (13)         (20)          (12)
     Accounts payable and accrued expenses     (69)          25            14
     Accounts payable - affiliates               3           (2)           (9)
     Accrued interest                           57          (12)           46
     Accrued real estate taxes                 (65)           7          (158)
     Other liabilities                          13            9            38
     Tenant security deposits                    1           (8)            5
                                           -------      -------       -------
        Total adjustments                    1,725        2,311         2,019
                                           -------      -------       -------
        Net cash provided by operating
          activities                         2,599        2,633         2,541
                                           -------      -------       -------

Cash flows from investing activities:
  Additions to operating investment
    properties                              (2,218)      (1,029)         (746)
  Payment of lease commissions                (171)         (67)          (55)
  Proceeds from insurance settlement             -            -           379
  Funding of renovation escrow account           -         (500)            -
                                           -------      --------      --------
        Net cash used in investing
          activities                        (2,389)      (1,596)         (422)
                                           -------      --------      --------

Cash flows from financing activities:
  Distributions to venturers                (1,819)      (1,406)       (1,948)
  Proceeds from issuance of long-term
   debt                                      20,000       9,000             -
  Debt acquisition costs                      (499)        (372)            -
  Advances from venturers                        -          200             -
  Principal payments on long-term debt     (17,742)      (8,592)         (182)
                                           -------      -------       -------
        Net cash used in financing
           activities                          (60)      (1,170)       (2,130)
                                           -------      -------       -------

Net increase (decrease) in cash and
  cash equivalents                             150         (133)          (11)

Cash and cash equivalents,
  beginning of year                            480          613           624
                                           -------      -------      --------

Cash and cash equivalents, end of year     $   630      $   480      $    613
                                           =======      =======      ========

Cash paid during the year for interest     $ 2,844      $ 3,515      $  3,421
                                           =======      =======      ========

                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements


1.    Organization and Nature of Operations

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership (PWIP6) include the accounts of PWIP6's three unconsolidated joint venture investees as of September 30, 1996. Gwinnett Mall Corners Associates, a Georgia general partnership, was organized on August 28, 1985, by PWIP6 and Mall Corners III, Ltd., a Georgia limited partnership (MC III), to acquire and operate a 304,000 square foot shopping center located in Gwinnett County, Georgia. Regent's Walk Associates was organized on April 25, 1985 in accordance with a joint venture agreement between PWIP6 and Peterson Interests of Kansas, Inc. (PIK). The joint venture was organized to purchase and operate a 255-unit apartment complex known as Regent's Walk Apartments in Overland Park, Kansas. The apartment complex was purchased on May 15, 1985. Kentucky-Hurstbourne Associates was organized on July 25, 1985 in accordance with a joint venture agreement between PWIP6 and Hurstbourne Apartments Company, Ltd. (Limited Partnership). The joint venture was organized to purchase and operate a 409-unit apartment complex known as Hurstbourne, Kentucky. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and PWIP6, which owns a majority financial interest but does not have voting control in each joint venture.

2.    Use of Estimates and Summary of Significant Accounting Policies

      The accompanying combined financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

            Basis of presentation
            ---------------------

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

            Revenue Recognition
            -------------------

      The Combined Joint Ventures lease space at the operating investment properties under short-term and long-term operating leases. Rental revenues are recognized on a straight-line basis as earned pursuant to the terms of the leases.

            Operating investment properties
            -------------------------------

      The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the venture's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. All of the operating properties owned by the Combined Joint Ventures were held for long-term investment purposes as of September 30, 1996 and 1995.

      The Combined Joint Ventures have reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the Combined Joint Ventures' financial statements.

      Depreciation expense is computed on the straight-line basis over the estimated useful life of the buildings, equipment and tenant improvements, generally 5 to 30 years. Payments made to PWIP6 under a master lease agreement to guarantee a preference return were recorded as reductions of the basis of the Mall Corners operating investment property. Professional fees, including acquisition fees paid to a related party (Note 3), and other costs have been capitalized and are included in the cost of the operating investment properties.

            Income tax matters
            ------------------

      The Combined Joint Ventures are not subject to U.S. federal or state income taxes. The partners report their proportionate share of the joint venture's taxable income or tax loss in their respective tax returns; therefore, no provision for income taxes is included in the accompanying financial statements.

            Deferred expenses
            -----------------

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

            Cash and cash equivalents
            -------------------------

      For purposes of reporting cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturities of 90 days of less to be cash equivalents.

           Fair Value of Financial Instruments
           -----------------------------------
      The carrying amounts of cash and cash equivalents, accounts receivables, reserved cash, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the receivable from Mall Corners III or notes payable to venturer without incurring excessive costs because the obligations were provided in non-arms's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. The fair value of long-term debt is estimated, where applicable, using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see
    Note 6).

3.    Partnership Agreements and Related Party Transactions

            Gwinnett Mall Corners Associates
            --------------------------------

      The Mall Corners joint venture agreement provides that PWIP6 will receive from cash flow, as defined, a annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the PWIP6 preference return described above through November 1, 1990, MC III was required to fund the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. PWIP6 and MC III were in disagreement as to the amount of deficiencies to be funded by MC III through September 30, 1989. During 1990, the partners reached an agreement as to the cumulative deficiencies to be funded by MC III. This agreement resulted in a decrease to the receivable from MC III and a decrease in MC III's capital of $245,000. The joint venture made distributions to PWIP6 of $1,047,000 in fiscal 1996. Cumulative preferred distributions in arrears at September 30, 1996 amounted to approximately $1,997,000 including minimum guaranteed distributions in arrears of $308,000. The minimum guaranteed distributions are accrued in the accompanying financial statements. However, the remainder of the cumulative preferred distributions are payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the accompanying financial statements.

      The receivable from MC III totaled $665,000 at September 30, 1996 and 1995. The receivable is guaranteed by the partners of MC III, however, the venture is subject to credit loss to the extent the guarantors are unable to fulfill their obligation. The venture does not anticipate nonperformance by MC III due to their interest in the venture and the underlying value of the venture's assets.

      MC III is entitled to receive quarterly non-cumulative, subordinated returns of $38,000 each quarterly period, subject to available cash flow. Due to insufficient cash flow, MC III received no distributions for any of the three years in the period ended September 30, 1996. Any remaining cash flow, as defined, after payment of MC III's preferred return, is to be distributed to the Initial Property Manager (an affiliate of MC III) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by PWIP6 and MC III to the joint venture. The next $500,000, if any, is to be distributed 80% to PWIP6 and 20% to MC III, the second $500,000, if any, is to be distributed 70% to PWIP6 and 30% to MC III and the remaining balance, if any, is to be distributed 60% to PWIP6 and 40% to MC III.

      Taxable income or tax loss is allocated to PWIP6 and MC III based on the proportionate percentage of net cash flow distributed; if no net cash flow has been distributed, 100% to PWIP6. Allocations of the joint venture's operations between PWIP6 and MC III for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with operations of the joint venture, it is to be provided 70% by PWIP6 and 30% by MC III in the form of operating loans. The rate of interest shall equal the lesser of the rate announced by the First National Bank of Boston as its prime rate or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. PWIP6 made a temporary advance of $200,000 to the venture during fiscal 1995 to fund a good faith deposit required in connection with the refinancing transaction described in Note 6. Such funds were returned to PWIP6 in fiscal 1996 subsequent to the closing of the refinancing transaction. There were no operating/default loans required in fiscal 1996 or 1995. Operating/default loans of $89,000 were required in fiscal years prior to 1990 (see Note 5). Total interest incurred and expensed for these loans amounted to $12,000 in each of the last three fiscal years. The total accrued interest payable on the loans at September 1996 and 1995 was $99,000 and $88,000, respectively.

      Distribution of sale and/or refinancing proceeds are to be as follows, after making a provision for liabilities and obligations and to the extent not previously returned to each partner: (1) payment of accrued interest and operating notes payable to partners (2) to PWIP6, the aggregate amount of the PWIP6 Preference Return that shall not have been distributed, (3) to PWIP6, an amount equal to PWIP6's gross investment, (4) the next $2,000,000 to MC III, (5) to the Initial Property Manager, as defined below, for any unpaid subordinated management fees that shall have accrued, (6) the next $4,000,000 allocated to PWIP6 and MC III in the proportions 80% and 20%, respectively, (7) the next $3,000,000 allocated to PWIP6 and MC III in the proportions of 70% and 30%, respectively, and (8) any remaining balance shall be allocated to PWIP6 and MC III 70% and 30%, respectively, until PWIP6 receives an amount equal to all net losses allocated to PWIP6 for the years through calendar 1989 in which the maximum Federal income tax rate for individuals was less than 50% times a percentage equal to 50% minus the weighted average maximum federal income tax rate for individuals in effect during such years plus a simple rate of return added to each year's amount equal to 8% per annum. Thereafter, any remaining balance shall be distributed to PWIP6 and MC III in the ratios of 60% and 40%, respectively.

      The joint venture has entered into a property management contract with an affiliate of MC III (the Initial Property Manager), cancellable at PWIP6's option upon the occurrence of certain events. The management fee is equal to 3% of gross rents, as defined, of which 1.5% was subordinated to the receipt by PWIP6 of its guaranteed preferred return through November 1990. Management fees incurred in 1996, 1995 and 1994 were $97,000, $94,000 and $106,000, respectively. The property manager has provided maintenance and leasing services to the joint venture totalling $199,000, $105,000 and $76,000 in 1996, 1995 and 1994, respectively.

      PaineWebber Properties Incorporated, the adviser to PWIP6 and an affiliate of Paine Webber Incorporated, received an acquisition fee of $579,000 in connection with PWIP6's original investment in the joint venture and the acquisition of the property.

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

      In accordance with the joint venture agreement, certain amounts of cash have been appropriated and are restricted as to use. Pursuant to the joint venture agreement, an initial amount of $15,000 plus 1% of gross rental revenue thereafter, are to be allocated to the reserve for capital expenditures. The reserve was underfunded by approximately $115,000 and $86,000 at September 30, 1996 and 1995, respectively (see Note 5). No amounts are required to be allocated at any time the reserve balance exceeds $250,000. The venture's reserve for insurance and real estate taxes was underfunded by approximately $48,000 and $53,000 at September 30, 1996 and 1995, respectively.

            Regent's Walk Associates
            ------------------------

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

      During the year ended September 30, 1996, PWIP6's preferred return amounted to $656,000, while net cash available for distribution amounted to
    $551,000.  The total   unpaid cumulative preferred return payable to PWIP 6
    amounted to $2,825,000 as of September 30, 1996. Such amount is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the accompanying financial statements.

      Income or loss is to be allocated to the partners based on their proportionate share of cash distributions.

      Under the terms of the venture agreement, PIK was required to make loans to the joint venture up to a total of $250,000 for additional cash needed by the joint venture for any reason including payment of the PWIP6 preference return, prior to June 1, 1992. After the joint venture has borrowed $250,000 from PIK, if the joint venture requires additional funds for purposes other than distributions, then it will be provided 90% by PWIP6 and 10% by PIK (see Note 5).

      Distribution of sale and/or refinancing proceeds will be distributed as follows, after making a provision for liabilities and obligations: (1) repayment to PIK of up to $250,000 of operating loans plus accrued interest thereon, (2) payment of accrued interest and repayment of principal of operating notes (pro-rata), (3) payment to PWIP6 of any preferred return arrearage, (4) to PWIP6, an amount equal to PWIP6's gross investment plus $560,000, (5) to PIK, the amount of $500,000, (6) to payment of a brokers fee to the partners if a sale is made to a third party, (7) to the payment of up to $100,000 of subordinated management fees, (8) the next $8,000,000 to PWIP6 and PIK in the proportions of 90% and 10%, respectively, (9) the next $4,000,000 to PWIP6 and PIK in the proportions of 80% and 20%, respectively, and (10) any remaining balance 70% to PWIP6 and 30% to PIK.

      The venture agreement provides for a capital reserve account to be used solely for specified enhancement programs, capital expenditures, or at the discretion of PWIP6 up to $150,000 of capital or operating expenses of the joint venture. Such account was established in the initial amount of $845,000 and was funded from partner capital contributions. An additional $124,000 was added by capital contributions from PWIP6 during the year ended September 30, 1986; $49,000 was added by partners' loans in 1987, and $100,000 was added by partners' loans in 1988. Beginning in January 1991, for each month of operations an amount equal to 3% of the total amount of estimated operating expenses in the budget as approved by the partners, is to be added to the reserve. During the period October 1, 1991 through September 30, 1996, capital expenditures exceeded required deposits to the reserve and therefore no additions to the reserve have been made during this most recent three-year period. At September 30, 1996 and 1995, the balance in the reserve account was $11,000 and was invested in a savings account.

      The joint venture entered into a property management contract with an affiliate ("property manager") of PIK. The management fee was 4% of gross rents, as defined until June 1, 1990 when the fee increased to 5% of gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents shall be payable only to the extent of cash flow remaining after PWIP6 has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds as specified in the agreement. As of September 30, 1996, deferred management fees exceed the $100,000 limitation referred to above.

      At September 30, 1996 and 1995, $8,000 was due to the property manager for management fees. For the years ended September 30, 1996, 1995 and 1994 property management fees totalled $103,000, $97,000 and $98,000, respectively. During 1996, 1995 and 1994, management fees of $25,000, $24,000 and $24,000, respectively, were subordinated as described above.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $390,000 in connection with PWIP6's investment in the joint venture.

            Kentucky - Hurstbourne Associates
            ---------------------------------

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

      After the end of each month, during a year in which PWIP6 has not received their cumulative preference return, the venture shall distribute to the PWIP6 the lesser of (a) the excess, if any, of the cumulative PWIP6 preference return over the aggregate amount of net cash flow previously distributed to PWIP6 during the year or (b) any net cash flow distributed to the Limited Partnership during the year.

      The cumulative preference return of PWIP6 in arrears at September 30, 1996 for unpaid preference returns through July 31, 1989 is approximately $1,354,000. Under the terms of the venture agreement, any unpaid returns will only be paid upon refinancing, sale, exchange or other disposition of the property. Unpaid preference returns are, therefore, not reflected in the financial position of the joint venture.

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

      If additional cash is required in connection with the joint venture, it may be provided by PWIP6 and the Limited Partnership as loans (evidenced by operating notes) to the venture. Such loans would be provided 90% by PWIP6 and 10% by the Limited Partnership. No such loans were outstanding as of September 30, 1996.

      The venture has a property management contract with an affiliate (property manager) of the Limited Partnership. The management fee to the property manager is 5% of gross rents. Through July 30, 1988, 40% of the manager's fee was subordinated to receipt by PWIP6 and the Limited Partnership of their preference returns. At September 30, 1996 and 1995, cumulative subordinated management fees were approximately $118,000. Under terms of the venture agreement and as stated in Note 3, unpaid subordinated management fees will only be paid upon refinancing, sale, exchange or other disposition of the property.

      An amount receivable from the property manager of $18,000 at September 30, 1996 and $21,000 at September 30, 1995, represents the balances in an intercompany account maintained between the property manager and the joint venture and are included in accounts payable - affiliates on the accompanying balance sheets. For the years ended September 30, 1996, 1995 and 1994 property management fees totaled $152,000, $142,000 and $141,000, respectively.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $500,000 in connection with PWIP6's investment in the joint venture.

4.    Leasing Activities

      The Gwinnett Mall Corners joint venture derives its income from noncancellable operating leases which expire on various dates through the year 2004. The operating property was approximately 90% leased as of September 30, 1996. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 1996 are as follows (in thousands):

            Year ending September 30:
            -------------------------

               1997               $  3,295
               1998                  3,012
               1999                  2,763
               2000                  2,408
               2001                  1,820
               Thereafter            6,149
                                  --------
                                  $ 19,447
                                  ========

      Two of the venture's tenants individually comprise more than 10% of the venture's fiscal 1996 base rental income. These tenants operate in the clothing and household retailing and the furniture retailing industries. In addition, four of the venture's tenants individually comprise more than 10% of the Partnership's total future minimum rents. Their industry and future minimum rents are as follows (in thousands):

      Clothing and household retailer        $4,662
      Craft supply retailer                  $2,212
      Cinema                                 $2,057
      Furniture retailer                     $1,956

5.    Notes Payable to Venturers

      Notes payable to the venturers of Gwinnett Mall Corners Associates represent operating/default loans received from PWIP6 and MC III for operating purposes and consist of the following at September 30, 1996 and 1995 (in thousands):

                                     Total      Operating    Default
                                     -----      ---------    -------

            Due to PWIP6             $ 88        $ 62        $ 26
            Due to MC III               1           1           -
                                     ----        ----        ----
                                     $ 89        $ 63        $ 26
                                     ====        ====        ====

      Regarding Regent's Walk Associates, during the years ended September 30, 1988 and 1987, PIK loaned the venture $25,000 and $225,000, respectively, under the terms of the venture agreement. Also, during those same years, the venture partners advanced $100,000 and $49,000, respectively, for additional renovation costs with PWIP6 providing 90% and PIK providing 10%.

      Notes payable to venturers generally bear interest at the rate of prime plus 1% (9.25% at September 30, 1996). Interest incurred and expensed on notes payable to venturers for the years ended September 30, 1996, 1995 and 1994 totalled $37,000, $39,000 and $42,000, respectively.

6.    Long-term Debt

      Long-term debt consists of the following amounts (in thousands):
                                                            1996         1995
                                                            ----         ----

     Gwinnett  Mall Corners  Associates'
     nonrecourse  mortgage  note secured
     by  a  Deed  to  Secure   Debt  and
     Security  Agreement  on  the  joint
     venture's  property;  bore interest
     at  11.5%  per  annum   payable  in
     monthly  installments  of  interest
     only    totalling    $170   through
     December 31, 1991. Thereafter,  the
     note   was   payable   in   monthly
     installments   of  $175   including
     principal  and  interest  at  11.5%
     through   December   1,  1995.   On
     December  29,  1995,  the  note was
     repaid  with the  proceeds of a new
     loan. See discussion of refinancing
     below.                                                $      -   $ 17,266

     Gwinnett  Mall Corners  Associates'
     nonrecourse  mortgage  note secured
     by  a  Deed  to  Secure   Debt  and
     Security  Agreement  on  the  joint
     venture's property.  The note has a
     term of 10 years, bears interest at
     a  rate  of  7.4%  per   annum  and
     requires   monthly   principal  and
     interest  payments  based  on  a 20
     year  amortization   schedule.  The
     loan  matures on  December 1, 2005.
     The fair value of this note payable
     approximated  its carrying value as
     of September 30, 1996.                                19,700           -

     Kentucky - Hurstbourne  Associates'
     nonrecourse promissory note secured
     by    the    venture's    operating
     property;  bore interest at 12.625%
     through   September  30,  1992.  In
     1992, the Partnership  exercised an
     option to extend the maturity  date
     of the loan to  September  30, 1999
     with  a   7.695%   interest   rate.
     Principal and interest  payments of
     $62 are due monthly, with a balloon
     payment of $8,022 due at  maturity.
     The fair value of this note payable
     approximated  its carrying value as
     of September 30, 1996.                                8,361         8,457

     Regent's      Walk      Associates'
     nonrecourse   first  mortgage  note
     secured by the venture's  operating
     investment   property.   The  first
     mortgage loan bears  interest at an
     annual  rate of 7.32% and  requires
     principal and interest  payments of
     $62  on  a  monthly  basis  through
     maturity  on October  1,  2000,  at
     which  time a  balloon  payment  of
     $8,500 will be due.  The fair value
     of this note  payable  approximated
     its carrying  value as of September
     30, 1996.                                              8,921        9,000
                                                       ----------     ---------
                                                           36,982       34,723
     Less current portion                                     675          495
                                                       ----------     --------
                                                       $   36,307     $ 34,228
                                                       ==========     ========


         On December 29, 1995, Gwinnett Mall Corners Associates obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid its maturing first mortgage loan obligation, which had an outstanding  balance of  approximately  $17,246,000 at the time of closing.
     Excess loan proceeds were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which were completed in 1996.

      Scheduled maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

                  1997                 $     675
                  1998                       727
                  1999                     8,805
                  2000                       711
                  2001                     9,153
                  Thereafter              16,911
                                       ---------
                                       $  36,982
                                       =========


Schedule III - Real Estate and Accumulated Depreciation
                             COMBINED JOINT VENTURES
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1996
                                 (In thousands)

                              Initial Cost to            Gross Amount at Which Carried at                            Life on Which
                              Partnership      Costs          Close of period                                        Depreciation
                                 Buildings  Capitalized        Buildings,                                            in Latest
                                Improvements (Removed)         Improvements                                          Income
                                 & Personal Subsequent to      & Personal       Accumulated  Date of      Date       Statement
 Description   Encumbrances  Land  Property Acquisition  Land  Property   Total Depreciation Construction Acquired   is Computed
 -----------   ------------  ----  -------- -----------  ----  --------   ----- ------------ ------------ --------   -----------
Shopping Center -
 Gwinnett County,
  GA             $19,700    $ 7,039  $21,509   $2,327   $7,039  $23,835  $30,874    $ 9,184   1985        8/28/85    5 to 30 Yrs.

Apartment Complex -
 Louisville, KY    8,361      1,654   14,996    1,343    1,807   16,186   17,993      5,943   1985        7/25/85    5 to 30 Yrs.

Apartment Complex -
 Overland Park,
  KS              8,921       1,092   13,922    1,258    1,092   15,181   16,273      5,992   1985        5/15/85    5 to 30 Yrs.
                  -----       -----   ------    -----    -----   ------   ------      -----

                $36,982     $ 9,785  $50,427   $4,928   $9,938  $55,202  $65,140    $21,119
                =======     =======  =======   ======   ======  =======  =======    =======
 Notes
 -----

(A) The  aggregate  cost of real estate owned at September  30, 1996 for Federal income  tax  purposes  is  approximately  $55,615.

(B) See  Note 5 of  Notes to Combined  Financial  Statements for a description of the long-term mortgage debt encumbering the operating  investment  properties.

(C) Reconciliation  of real estate owned:
                                                 1996      1995          1994
                                                 ----      ----          ----
        Balance at beginning of year           $63,114     $62,101     $61,355
        Additions and improvements               2,218       1,029         746
        Disposals and writedowns                  (192)        (16)          -
                                               -------     -------     -------
        Balance at end of year                 $65,140     $63,114     $62,101
                                               =======     =======     =======

(D) Reconciliation of accumulated depreciation:
        Balance at beginning of year           $19,262     $17,292     $15,404
        Depreciation expense                     2,049       1,986       1,888
        Disposals                                 (192)        (16)          -
                                               -------     -------     -------
        Balance at end of year                 $21,119     $19,262     $17,292
                                               =======     =======     =======

