Form 10-Q
period 1996-12-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1997-02-12
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                                BALANCE SHEETS
             December 31, 1996 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                  December 31    September 30
                                                  -----------    ------------

Investments in joint ventures, at equity           $   4,998        $   5,440
Cash and cash equivalents                              3,610            3,218
                                                   ---------        ---------
                                                   $   8,608        $   8,658
                                                   =========        =========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      10        $      10
Accrued expenses and other liabilities                    24               24
Partners' capital                                      8,574            8,624
                                                   ---------        ---------
                                                   $   8,608        $   8,658
                                                   =========        =========






              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                     General        Limited
                                                     Partners       Partners
                                                     --------       --------


Balance at September 30, 1995                        $  (1,342)     $  10,397
Cash distributions                                          (3)          (300)
Net income                                                   2            217
                                                     ---------      ---------
Balance at December 31, 1995                         $  (1,343)     $  10,314
                                                     =========      =========

Balance at September 30, 1996                        $  (1,347)     $   9,971
Cash distributions                                          (3)          (300)
Net income                                                   3            250
                                                     ---------      ---------
Balance at December 31, 1996                         $  (1,347)     $   9,921
                                                     =========      =========






                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                               1996                     1995
                                               ----                     ----

Revenues:
   Interest income                           $     47                  $   37

Expenses:
   Management fees                                 22                      22
   General and administrative                      45                      75
                                             --------                  ------
                                                   67                      97
                                             --------                  ------
Operating loss                                    (20)                    (60)

Partnership's share of ventures' income           273                     279
                                             --------                  ------

Net income                                   $    253                  $  219
                                             ========                  ======

Net income per
  Limited Partnership Unit                     $ 4.17                   $ 3.61
                                               ======                   ======

Cash distributions per Limited
  Partnership Unit                             $ 5.00                   $5.00
                                               ======                   =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.


                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
   Net income                                            $  253        $  219
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Partnership's share of ventures' income              (273)         (279)
      Changes in assets and liabilities:
      Accounts payable - affiliates                           -            (5)
      Accrued expenses and other liabilities                  -           (22)
                                                         ------        ------
        Total adjustments                                  (273)         (306)
                                                         ------        ------
        Net cash used in operating activities               (20)          (87)
                                                         ------        ------

Cash flows from investing activities:
   Distributions from joint ventures                        715           319
   Cash contributions to joint ventures                       -           (20)
                                                         ------        ------

        Net cash provided by investing activities           715           299
                                                         ------        ------


Cash flows from financing activities:
   Cash distributions to partners                          (303)         (303)
                                                         ------        ------

Net increase (decrease) in cash and cash equivalents        392           (91)

Cash and cash equivalents, beginning of period            3,218         2,515
                                                         ------        ------

Cash and cash equivalents, end of period                 $3,610        $2,424
                                                         ======        ======






                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements
                                 (Unaudited)

1. General

        The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1996. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and September 30, 1996 and revenues and expenses for the three months ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

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

      Summarized operations of the three joint ventures for the three months ended December 31, 1996 and 1995 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
      For the three months ended December 31, 1996 and 1995 (in thousands)

                                                 1996          1995
                                                 ----          ----
   Rental revenues and expense
      recoveries                             $  2,366         $ 2,330
   Interest and other income                       10               9
                                             --------         -------
                                                2,376           2,339

   Property operating expenses                    816             802
   Interest expense                               695             670
   Depreciation and amortization                  588             584
                                             --------         -------
                                                2,099           2,056
                                             --------         -------

   Net income                                $    277         $   283
                                             ========         =======

   Net income:
     Partnership's share of combined income  $    277         $   283
     Co-venturers' share of combined income         -               -
                                            ---------         -------
                                             $    277         $   283
                                             ========         =======

               Reconciliation of Partnership's Share of Operations
      For the three months ended December 31, 1996 and 1995 (in thousands)

   Partnership's share of combined income,
     as shown above                               $    277         $   283
   Amortization of excess basis                        (4)              (4)
                                                  --------         -------
   Partnership's share of unconsolidated
     ventures' income                             $    273         $   279
                                                  ========         =======

3.    Related Party Transactions

      The Adviser earned total management fees of $22,000 for each of the three-month periods ended December 31, 1996 and 1995. Accounts payable affiliates at both December 31, 1996 and September 30, 1996 consists of management fees of $10,000 payable to the Adviser.

      Included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $28,000 and $29,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $4,000 and $200, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

4.    Investment in 150 Broadway Office Building

      As discussed further in the Annual Report, during the quarter ended December 31, 1994 the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder, but in no event later than June 10, 1996. The Partnership recorded income of $200,000 in fiscal 1995 to reflect the non-refundable cash proceeds received. During fiscal 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. The $100,000 was recognized as income in fiscal 1996. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

5.    Contingencies

      As discussed in more detail in the Annual Report for the year ended September 30, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As a result of the refinancing of the Mall Corners Shopping Center, the recent completion of its planned expansion, and the release of escrowed funds from the sale of the Partnership's interest in the 150 Broadway Office Building note (as discussed further below), the Partnership will make a special distribution on February 14, 1997 to Unitholders of record on December 31, 1996. The Partnership will distribute $2,040,000 to the Limited Partners, or $34 per original $1,000 Unit. Of this amount, approximately $1,320,000 represents Partnership reserves that had been previously set aside to cover the costs of the planned refinancing of the Mall Corners Shopping Center and to pay for its proposed expansion. These costs and a reserve for other leasing improvements at Mall Corners were eventually funded out of additional loan proceeds from the Mall Corners refinancing in December 1995. Of the remainder, $300,000 represents the amount received from the sale of the Partnership's interest in the 150 Broadway Office Building note and $420,000 represents a distribution of excess refinancing proceeds from the Mall Corners joint venture. In addition, the Partnership expects to increase the annual distribution rate from 2.0% to 3.6% on remaining invested capital, which will total $966 per original $1,000 investment after the special distribution described above. This adjustment would be effective for the distribution to be paid on May 15, 1997 for the quarter ending March 31, 1997.

      During the first quarter of fiscal 1996, the Mall Corners joint venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid a maturing first mortgage loan which had a principal balance of $17,246,000 at the time of the refinancing. The prior first mortgage loan bore interest at 11.5% per annum. Excess loan proceeds were used to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which added approximately 17,000 square feet to the property's gross leasable area and was completed during 1996. In addition, excess refinancing proceeds of $550,000 were available to be distributed to the Partnership in accordance with the joint venture agreement. However, the Partnership agreed to allow the joint venture to retain a portion of such proceeds to pay for the leasing costs incurred in connection with certain leases executed during the first quarter of fiscal 1996. The Partnership received excess refinancing proceeds of $420,000, of which $232,000 was received during the quarter ended December 31, 1996 and the remainder was received subsequent to the quarter end.

      At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. To date, the operations of the Mall Corners property have remained strong and do not appear to have been affected by this general trend. As of December 31, 1996, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 90% occupied, compared to 93% as of September 30, 1996. The construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet. The space formerly occupied by this tenant comprises a significant portion of the space which is currently vacant. The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. A total of nine leases, comprising 22,000 square feet of space, are scheduled to expire during fiscal 1997. During the first quarter, one of these tenants, which occupies 5,788 square feet, renewed its lease. The leasing team expects to renew the majority of the remaining eight leases.

      The Partnership's two multi-family apartment properties continue to perform strongly, with the Regent's Walk and Hurstbourne properties averaging occupancy levels of 97% and 92%, respectively, for the quarter ended December 31, 1996. In light of the current strength of the national apartment market, the Partnership may have favorable opportunities to sell one or both of its multi-family properties in the near term. Significant capital improvement expenditures continue to be made at both properties in order to enhance their marketability to prospective tenants as well as potential buyers of the properties. Over the past 12 to 15 months, development activity for multi-family properties in many markets has escalated significantly. At Regent's Walk, management is aware of six new apartment communities in the local market area, of which four have begun leasing, which will add a total of approximately 1,500 apartment units to the market. To date, the impact of these new properties on Regents Walk has not been significant. However, as more of the units are made available, this new competition may limit rental growth at Regent's Walk until these new apartment communities are substantially leased. The investment in the Mall Corners Shopping Center currently provides the majority of the Partnership's net cash flow and would likely be held pending the dispositions of the two apartment properties. Depending on the availability of favorable sales opportunities for the two multi-family properties, the Partnership could be positioned for a possible liquidation within the next 2 to 3 years. There are no assurances, however, that the Partnership will be able to complete the sale of its remaining assets within this time frame.

      At December 31, 1996, the Partnership had available cash and cash equivalents of approximately $3,610,000. Such cash and cash equivalents includes the $2,040,000 to be distributed on February 14, 1997, as discussed further above. The remaining balance will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported net income of $253,000 for the three months ended December 31, 1996, as compared to net income of $219,000 for the same period in the prior year. This increase in net income is the result of a $40,000 decrease in the Partnership's operating loss which was partially offset by a $6,000 decrease in the Partnership's share of ventures' income. The decrease in the Partnership's operating loss is primarily attributable to a $30,000 decrease in general and administrative expenses. The decline in general and administrative expenses is mainly due to a reduction in certain required professional services in the current period. Also contributing to the decrease in the Partnership's operating loss is an increase in interest income which resulted from an increase in the Partnership's average outstanding cash reserve balances.

      The Partnership's share of ventures' income decreased by $6,000 primarily due to higher property operating expenses at the Regent's Walk and Hurstbourne properties in the current period which were partially offset by an increase in rental revenues at the Mall Corners Shopping Center. Rental revenues at Mall Corners for the first quarter of fiscal 1997 increased by 4% over the same period in the prior year.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     The status of the litigation involving the Partnership's General Partners and their affiliates remains unchanged from what was reported in the Annual Report on Form 10-K for the year ended September 30, 1996.

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


                      PAINE WEBBER INCOME PROPERTIES SIX
                              LIMITED PARTNERSHIP


                   By:  Sixth Income Properties Fund, Inc.
                             Managing General Partner




                              By:  /s/ Walter V. Arnold
                                   --------------------
                                   Walter V. Arnold
                                   Senior Vice President and Chief
                                   Financial Officer

Dated:  February 12, 1997