Form 10-Q
period 1997-03-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1997-05-14
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                BALANCE SHEETS
              March 31, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                    March 31     September 30
                                                    --------     ------------

Investments in joint ventures, at equity           $   4,624      $   5,440
Cash and cash equivalents                              1,805          3,218
                                                   ---------      ---------
                                                   $   6,429      $   8,658
                                                   =========      =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $       10      $      10
Accrued expenses and other liabilities                    27             24
Partners' capital                                      6,392          8,624
                                                  ----------      ---------
                                                  $    6,429      $   8,658
                                                  ==========      =========






              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                     General        Limited
                                                     Partners       Partners
                                                     --------       --------


Balance at September 30, 1995                        $  (1,342)     $  10,397
Cash distributions                                          (6)          (600)
Net income                                                   -             19
                                                     ----------     ---------
Balance at March 31, 1996                            $  (1,348)     $   9,816
                                                     =========      =========

Balance at September 30, 1996                        $  (1,347)     $   9,971
Cash distributions                                          (6)        (2,640)
Net income                                                   4            410
                                                     ---------      ---------
Balance at March 31, 1997                            $  (1,349)     $   7,741
                                                     =========      =========






                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1997 and 1996
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended        Six Months Ended
                                         March 31,              March 31,
                                   -------------------    --------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Revenues:
   Interest income                 $   39      $   38      $   86      $   75

Expenses:
   Management fees                     22          22          44          44
   General and administrative          79          72         124         147
                                   ------      ------      ------      ------
                                      101          94         168         191
                                   ------      ------      ------      ------
Operating loss                        (62)        (56)        (82)       (116)

Partnership's share of ventures'
   income (losses)                    223        (144)        496         135
                                   ------      ------      ------      ------

Net income (loss)                  $  161      $ (200)     $  414      $   19
                                   ======      ======      ======      ======

Net income (loss) per
  Limited Partnership Unit         $ 2.66      $(3.29)     $ 6.83      $ 0.31
                                   ======      ======      ======      ======

Cash distributions per Limited
  Partnership Unit                 $39.00      $ 5.00      $44.00      $10.00
                                   ======      ======      ======      ======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.




















                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
   Net income                                            $  414        $   19
   Adjustments to reconcile net income to
     net cash used in operating activities:
     Partnership's share of ventures' income               (496)         (135)
     Changes in assets and liabilities:
      Accounts payable - third parties                        -            (3)
      Accounts payable - affiliates                           -            (6)
      Accrued expenses and other liabilities                  3           (18)
                                                         ------        ------
        Total adjustments                                  (493)         (162)
                                                         ------        ------

        Net cash used in operating activities               (79)         (143)

Cash flows from investing activities:
   Distributions from joint ventures                      1,312         1,096

Cash flows from financing activities:
   Cash distributions to partners                        (2,646)         (606)
                                                         ------        ------

Net (decrease) increase in cash and cash equivalents     (1,413)          347

Cash and cash equivalents, beginning of period            3,218         2,515
                                                         ------        ------

Cash and cash equivalents, end of period                 $1,805        $2,862
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and September 30, 1996 and revenues and expenses for the three and six months ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

      The Adviser earned total management fees of $44,000 for each of the six-month periods ended March 31, 1997 and 1996. Accounts payable affiliates at both March 31, 1997 and September 30, 1996 consists of management fees of $9,000 payable to the Adviser.

      Included in general and administrative expenses for the six months ended March 31, 1997 and 1996 is $56,000 and $59,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1997 and 1996 is $4,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Joint Ventures

      The Partnership has investments in three joint ventures which own operating investment properties, as discussed further in the Annual Report. The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the three joint ventures for the three and six months ended March 31, 1997 and 1996 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
    For the three and six months ended March 31, 1997 and 1996 (in thousands)

                                   Three Months Ended        Six Months Ended
                                        March 31,                 March 31,
                                   -------------------      -----------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Rental revenues and expense
      recoveries                   $2,356    $  2,267      $4,705      $4,568
   Interest and other income           25          38          52          76
                                   ------    --------      ------      ------
                                    2,381       2,305       4,757       4,644

   Property operating expenses        836         859       1,653       1,662
   Interest expense                   696         977       1,391       1,647
   Depreciation and amortization      622         609       1,210       1,193
                                   ------    --------      ------      ------
                                    2,154       2,445       4,254       4,502
                                   ------    --------      ------      ------
   Net income (loss)               $  227    $   (140)     $  503      $  142
                                   ======    ========      ======      ======

   Net income (loss):
     Partnership's share of
      combined income (loss)       $  227    $   (140)     $  503      $  142
     Co-venturers' share of
      combined income (loss)            -           -           -           -
                                   ------    --------      ------      ------
                                   $  227    $   (140)     $  503      $  142
                                   ======    ========      ======      ======

               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended        Six Months Ended
                                       March 31,                 March 31,
                                   ------------------      -------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Partnership's share of
     combined income
     (loss), as shown above        $  227      $ (140)     $  503      $  142
   Amortization of excess basis        (4)         (4)         (7)         (7)
                                   ------      ------      ------      ------

   Partnership's share of
     unconsolidated ventures'
     income (losses)               $  223      $ (144)     $  496      $  135
                                   ======      ======      ======      ======

4.    Investment in 150 Broadway Office Building

      As discussed further in the Annual Report, during the quarter ended December 31, 1994 the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. During the quarter ended March 31, 1995, the Partnership received $200,000 of the agreed upon sale proceeds. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder, but in no event later than June 10, 1996. The Partnership recorded income of $200,000 in fiscal 1995 to reflect the non-refundable cash proceeds received. In April 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. The $100,000 was recognized as income in the third quarter of fiscal 1996. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      On February 14, 1997, the Partnership made a special distribution to the limited partners of $2,040,000, or $34 per original $1,000 Unit. Of this amount, approximately $1,320,000 represented Partnership reserves that had been previously set aside to cover the costs of the planned refinancing of the Mall Corners Shopping Center and to pay for its proposed expansion. These costs and a reserve for other leasing improvements at Mall Corners were eventually funded out of additional loan proceeds from the Mall Corners refinancing in December 1995. Of the remainder, $300,000 represented the amount received from the sale of the Partnership's interest in the 150 Broadway Office Building note and $420,000 represented a distribution of excess refinancing proceeds from the Mall Corners joint venture. In addition, the Partnership has increased the distribution rate from 2.0% to 3.6% per annum on remaining invested capital, which amounts to $966 per original $1,000 investment. The distribution rate increase will be effective for the distribution to be paid on May 15, 1997 for the quarter ended March 31, 1997.

      As previously reported, during the first quarter of fiscal 1996 the Mall Corners joint venture obtained a new 7.36% first mortgage loan with an initial principal balance of $20,000,000 and repaid a maturing first mortgage loan which had a principal balance of $17,246,000 at the time of the refinancing. The prior first mortgage loan bore interest at 11.5% per annum. Excess loan proceeds were used to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which added approximately 17,000 square feet to the property's gross leasable area and was completed during 1996. In addition, excess refinancing proceeds of $550,000 were available to be distributed to the Partnership in accordance with the joint venture agreement. However, the Partnership agreed to allow the joint venture to retain a portion of such proceeds to pay for the leasing costs incurred in connection with certain leases executed during the first quarter of fiscal 1996.

     At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and by consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. To date, the operations of the Mall Corners property have remained strong and do not appear to have been affected by this general trend. As of March 31, 1997, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 90% occupied, unchanged from the previous quarter. As noted above, the construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet. The space formerly occupied by this tenant comprises a significant portion of the space which is currently vacant. The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. A total of nine leases, comprising 22,000 square feet of space, were scheduled to expire during fiscal 1997. As of the end of the second quarter, all of these leases had been renewed. In addition, two new tenants, occupying 1,380 square feet and 800 square feet, opened for business during the second quarter while one tenant prematurely vacated its 1,300 square foot space. The leasing team expects to be able to secure a new lease for this space in the near term.

     The occupancy level at Hurstbourne Apartments averaged 88% during the quarter ended March 31, 1997 compared to 92% for the prior quarter, while the occupancy level at Regent's Walk remained unchanged at 97%. The decline in occupancy at Hurstbourne is attributable to a loss of tenants to the single-family home market, combined with a seasonal decline in the number of prospective tenants visiting the property during the winter months. During the current quarter, Hurstbourne's property management team began offering rental concessions of one month free rent upon the signing of a 12-month lease on a limited number of two-bedroom units in order to remain competitive with several communities in the local market that were offering discounted rents and concessions. There is currently no new multi-family construction in the Louisville, Kentucky sub-market in which Hurstbourne is located. At Regent's Walk, management is aware of nine new apartment communities currently being leased in the Overland Park market area which comprise a total of 2,150 additional apartment units in the market. In addition, three additional multi-family properties are currently under construction which will add approximately 1,000 units to the local market supply. The property's management team has begun to notice the impact of new apartment construction which it believes is responsible for fewer prospective tenants visiting the property. As more of the units are made available, this new competition is likely to limit rental rate growth at Regent's Walk until these new apartment communities are substantially leased.

      Management believes that the market values of the Partnership's two multi-family residential properties may be at or near their peak for the current market cycle. As a result, management believes it would be appropriate to explore potential opportunities to sell one or both of these properties in the near term. The investment in the Mall Corners Shopping Center currently provides the majority of the Partnership's net cash flow and would likely be held pending the dispositions of the two apartment properties. Depending on the availability of favorable sales opportunities for the two multi-family properties, the Partnership could be positioned for a possible liquidation within the next 2-to- 3 years. There are no assurances, however, that the Partnership will be able to complete the sale of its remaining assets within this time frame.

      At March 31, 1997, the Partnership had available cash and cash equivalents of approximately $1,805,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

      The Partnership reported net income of $161,000 for the three months ended March 31, 1997, as compared to a net loss of $200,000 for the same period in the prior year. This favorable change in net operating results is due to a $367,000 improvement in the Partnership's share of ventures' operations which was partially offset by a $6,000 increase in the Partnership's operating loss. The Partnership's share of ventures' operations for the three months ended March 31, 1997 improved primarily due to a $220,000 decrease in interest expense at the Mall Corners joint venture, along with an $84,000 increase in rental income from the Mall Corners Shopping Center. The decline in interest expense was due to the refinancing of the Mall Corners mortgage loan on December 29, 1995 at an interest rate significantly lower than the previous loan, as discussed further above. Rental revenues from the Mall Corners Shopping Center increased mainly due to increases in rental rates on the new leases signed over the past 12- to-15 months. In addition to the improved operating results of the Mall Corners joint venture, the net income of the Hurstbourne joint venture increased during the current three-month period mainly as a result of a decline in interest expense on the venture's first mortgage loan. The increase in the Partnership's operating loss is attributable to a $7,000 increase in general and administrative expenses as a result of an increase in certain required professional services in the current period.

Six Months Ended March 31, 1997
-------------------------------

      The Partnership reported net income of $414,000 for the six months ended March 31, 1997 as compared to net income of $19,000 for the same period in the prior year. This increase in net income is the result of a $361,000 increase in the Partnership's share of ventures' income and a $34,000 decrease in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to a $256,000 decrease in combined interest expense and a $137,000 increase in combined rental income. The decrease in interest expense is primarily attributable to the lower interest rate obtained on the Mall Corners mortgage note which was refinanced on December 29, 1995, as discussed further above. The increase in rental revenues is primarily attributable to a 6% increase in revenues at Mall Corners over the same six-month period in the prior year due to increases in rental rates on the new leases signed over the past 12- to- 18 months.

      The decrease in the Partnership's operating loss is due to an increase in interest income of $11,000 and a decrease in general and administrative expenses of $23,000. General and administrative expenses declined primarily due to a decrease in certain required professional services when compared to the same period in the prior year.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate and Bandrowski actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received subsequent to the quarter ended March 31, 1997. Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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

Dated:  May 12, 1997