Form 10-Q
period 1997-06-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1997-08-14
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ______to ______.


                       Commission File Number : 0-13129


              PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            04-2829686
             --------                                            ----------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                              Identification No.)



265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                BALANCE SHEETS
               June 30, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                    June 30       September 30
                                                    -------       ------------

Investments in joint ventures, at equity           $   4,448      $   5,440
Cash and cash equivalents                              1,710          3,218
                                                   ---------      ---------
                                                   $   6,158      $   8,658
                                                   =========      =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      17      $      10
Accrued expenses and other liabilities                    30             24
Partners' capital                                      6,111          8,624
                                                   ---------      ---------
                                                   $   6,158      $   8,658
                                                   =========      =========






              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                      General        Limited
                                                      Partners       Partners
                                                      --------       --------


Balance at September 30, 1995                         $ (1,342)      $ 10,397
Cash distributions                                         (10)          (900)
Net income                                                   3            286
                                                      --------       --------
Balance at June 30, 1996                              $ (1,349)      $  9,783
                                                      ========       ========

Balance at September 30, 1996                         $ (1,347)      $  9,971
Cash distributions                                         (12)        (3,161)
Net income                                                   7            653
                                                      --------       --------
Balance at June 30, 1997                              $ (1,352)      $  7,463
                                                      ========       ========










                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and nine months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                                 -------------------       ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Revenues:
   Interest income                 $   27      $   41      $  113      $  116
   Income from sale of
     second mortgage interest           -         100           -         100
                                   ------      ------      ------      ------

                                       27         141         113         216

Expenses:
   Management fees                     39          22          83          66
   General and administrative          72          68         196         215
                                     ------      ------      ------      ------

                                      111          90         279         281
                                    ------      ------      ------      ------

Operating income (loss)               (84)         51        (166)        (65)

Partnership's share of ventures'
  income                              330         219         826         354
                                   ------      ------      ------      ------


Net income                         $  246      $  270      $  660      $  289
                                   ======      ======      ======      ======

Net income per
  Limited Partnership Unit         $  4.05      $ 4.45      $ 10.88     $ 4.76
                                   =======      ======      =======     ======

Cash distributions per Limited
  Partnership Unit                 $  8.69      $ 5.00      $52.69      $15.00
                                   =======      ======      ======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.






                            See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1997         1996
                                                           ----         ----
Cash flows from operating activities:
   Net income                                            $  660        $  289
   Adjustments to reconcile net income to
   net cash used in operating activities:
     Partnership's share of ventures' income               (826)         (354)
     Income from sale of second mortgage interest             -          (100)
     Changes in assets and liabilities:
      Accounts payable - affiliates                           7            (6)
      Accrued expenses and other liabilities                  6           (14)
                                                         ------        ------
        Total adjustments                                  (813)         (474)
                                                         ------        ------
        Net cash used in operating activities              (153)         (185)

Cash flows from investing activities:
   Distributions from joint ventures                      1,818         1,540
   Proceeds from sale of investment in 150 Broadway
      Office Building                                         -           100
                                                         ------        ------
        Net cash provided by investing activities         1,818         1,640

Cash flows from financing activities:
   Cash distributions to partners                        (3,173)         (910)
                                                         ------        ------

Net (decrease) increase in cash and cash equivalents     (1,508)          545

Cash and cash equivalents, beginning of period            3,218         2,515
                                                         ------        ------

Cash and cash equivalents, end of period                 $1,710        $3,060
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and September 30, 1996 and revenues and expenses for the three and nine months ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

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

      Summarized operations of the three joint ventures for the three and nine months ended June 30, 1997 and 1996 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
    For the three and nine months ended June 30, 1997 and 1996 (in thousands)

                                    Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                                 -------------------       ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Rental revenues and expense
      recoveries                   $2,376    $  2,305      $7,081      $6,873
   Interest and other income           36          38          88         114
                                   ------      ------      ------      ------

                                    2,412       2,343       7,169       6,987

   Property operating expenses        802         817       2,454       2,479
   Interest expense                   691         650       2,083       2,297
   Depreciation and amortization      585         653       1,795       1,846
                                   ------      ------      ------      ------
                                    2,078        2,120      6,332       6,622
                                   ------      ------      ------      ------

   Net income                      $  334    $    223      $  837      $  365
                                   ======    ========      ======      ======

   Net income:
     Partnership's share of
      combined income              $  334      $  223      $  837      $  365
     Co-venturers' share of
      combined income                   -           -           -           -
                                   ------      ------      ------      ------
                                   $  334    $    223      $  837      $  365
                                   ======    ========      ======      ======

               Reconciliation of Partnership's Share of Operations
    For the three and nine months ended June 30, 1997 and 1996 (in thousands)

                                    Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                                   -------------------       ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Partnership's share of
     combined income, as
     shown above                   $  334      $  223      $  837      $  365
   Amortization of excess basis        (4)         (4)        (11)        (11)
                                   ------      ------      ------      ------
   Partnership's share of
     ventures' income              $  330      $  219      $  826      $  354
                                   ======      ======      ======      ======


3.    Investment in 150 Broadway Office Building

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

4.  Related Party Transactions

      The Adviser earned total management fees of $83,000 and $66,000 for the nine-month periods ended June 30, 1997 and 1996, respectively. Accounts payable - affiliates at June 30, 1997 and September 30, 1996 consists of management fees of $17,000 and $10,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $84,000 and $87,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $8,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      On February 14, 1997, the Partnership made a special distribution to the limited partners of $2,040,000, or $34 per original $1,000 Unit. Of this amount, approximately $1,320,000 represented Partnership reserves that had been previously set aside to cover the costs of the planned refinancing of the Mall Corners Shopping Center and to pay for its proposed expansion. These costs and a reserve for other leasing improvements at Mall Corners were eventually funded out of additional loan proceeds from the Mall Corners refinancing in December 1995. Of the remainder, $300,000 represented the amount received from the sale of the Partnership's interest in the 150 Broadway Office Building note and $420,000 represented a distribution of excess refinancing proceeds from the Mall Corners joint venture. In addition, the Partnership increased its distribution rate from 2.0% to 3.6% per annum on remaining invested capital of $966 per original $1,000 investment for the quarter ended March 31, 1997. The distribution rate will be adjusted upward slightly to 3.63% per annum for the distribution to be paid on August 15, 1997 for the quarter ended June 30, 1997.

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

      As of June 30, 1997, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 90% occupied, unchanged from the previous quarter. As noted above, the construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet during fiscal 1996. The space formerly occupied by this tenant comprises a  significant  portion of the space which is  currently  vacant.  The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. A total of nine leases, comprising 22,000 square feet of space, were scheduled to expire during fiscal 1997. As of the end of the second quarter, all of these leases had been renewed. In addition, two new tenants, occupying 1,380 square feet and 800 square feet, opened for business during the second quarter while one tenant prematurely vacated its 1,300 square foot space. Two tenants with leases comprising a total of 7,743 square feet, or approximately 3% of the Center's leasable area, are currently in bankruptcy proceedings. One of these tenants is expected to remain at Mall Corners, while the other is liquidating its inventory and will discontinue operations during the fourth quarter. The leasing team is currently negotiating lease renewals with three existing tenants occupying a total of 6,380 square feet of space whose leases expire prior to December 31, 1997 in addition to negotiating several potential new leases on currently vacant space.

      The occupancy level at the Hurstbourne Apartments averaged 94% during the quarter ended June 30, 1997 compared to 88% for the prior quarter. The increase in occupancy at Hurstbourne is mainly attributable to a seasonal increase in the number of prospective tenants visiting the property during the spring and summer months. While the property's management team continues to offer selective rental concessions on certain unit types in order to maximize occupancy, the total cost of rental concessions has declined. The average rental rate on new leases being signed has increased by approximately 4% from the same period in the prior year, and small rental rate increases are planned for September and October. There is currently no new multi-family construction in the Louisville, Kentucky submarket in which Hurstbourne is located. However, a competitive apartment property in the local market is undergoing a significant improvement program. The office, clubhouse, and all of the units are being renovated, and the exteriors of the buildings have been repainted. When this program is completed, the competitor is expected to raise its rental rates, which are currently below those at Hurstbourne. It is anticipated that this will have a positive impact on Hurstbourne's leasing efforts, and it underscores the need to continue to make improvements at Hurstbourne. Improvements completed during the quarter included the replacement of appliances, hot water heaters, carpeting, and light fixtures as needed to lease apartment units. In addition, the property's management team completed the replacement of two mansard roofs and repaired and repainted the property's entry signage.

     At Regent's Walk, the occupancy level averaged 97% for the quarter ended June 30, 1997, unchanged from the prior quarter. Modest rental rate increases are being implemented as new leases are signed and as current leases are renewed. Rental rate concessions are not currently being offered. However, improvements to individual units continue to be made as incentives for residents to renew their leases. Such improvements typically consist of some combination of a new range, new vinyl kitchen flooring, wallpaper and blinds, at an average per unit cost of approximately $500. The repair and replacement of the concrete driveways and asphalt parking areas at Regent's Walk, which was originally planned for the third quarter, has been temporarily delayed. The Partnership's co-venture partner has contacted the first mortgage lender and requested that the payment for the concrete and asphalt project be made from capital expenditure reserves, which are controlled by the lender. Management is aware of approximately twelve new multi-family residential communities with a total of over 3,000 apartment units in the overall Overland Park, Kansas market which are currently being leased or will soon be available. Other new apartment properties have been proposed and are at various stages in the permitting process. While these new properties do represent an alternative to the more mature neighborhood in which Regent's Walk Apartments is located, they do not compete directly because these new properties are located five or more miles away and the apartments are typically smaller than the units at Regent's Walk. Nevertheless, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area.

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

      At June 30, 1997, the Partnership had available cash and cash equivalents of approximately $1,710,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

      The Partnership reported net income of $246,000 for the three months ended June 30, 1997, as compared to net income of $270,000 for the same period in the prior year. This decrease in net income is due to a $135,000 unfavorable change in the Partnership's operating income (loss) which was partially offset by a $111,000 improvement in the Partnership's share of ventures' income. The Partnership's share of ventures' income for the three months ended June 30, 1997 improved due to a $69,000 increase in combined revenues and a $42,000 decrease in combined expenses. Combined revenues increased mainly due to increases in rental income at Hurstbourne and Mall Corners. Rental revenues at Hurstbourne increased mainly due to improvements in rental rates over the past 12-to-15 months. Rental revenues at Mall Corners increased mainly due to improvements in rental rates on the new leases signed over the past 12-to-15 months. Combined expenses decreased mainly due to a reduction in depreciation and amortization expense which resulted from a change in the estimated useful life of certain building improvements at Mall Corners during the fourth quarter of fiscal 1996.

      The unfavorable change in the Partnership's operating income (loss) is primarily due to a decrease in revenues resulting from the income recognition that occurred during the three months ended June 30, 1996 for the $100,000 received for the Partnership's interest in the 150 Broadway Office Building. Also contributing to the unfavorable change in the Partnership's operating income (loss) was a decrease in interest income and an increase in management fees. Interest income decreased due to a reduction in the average outstanding balance of the Partnership's cash reserves after the $2,040,000 Special Distribution made to the Limited Partners on February 14, 1997, as discussed further above. Management fees increased due to the increase in the Partnership's distribution rate upon which management fees are based.

Nine Months Ended June 30, 1997
-------------------------------

      The Partnership reported net income of $660,000 for the nine months ended June 30, 1997 as compared to net income of $289,000 for the same period in the prior year. This increase in net income is the result of a $472,000 increase in the Partnership's share of ventures' income which was partially offset by a $101,000 increase in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to a $214,000 decrease in combined interest expense and a $208,000 increase in combined rental income. Interest expense decreased due to the lower interest rate obtained on the Mall Corners mortgage note which was refinanced on December 29, 1995, as discussed further above. The increase in rental revenues is primarily attributable to a 5% increase in revenues at Mall Corners over the same nine-month period in the prior year due to increases in rental rates on the new leases signed over the past 12- to- 21 months.

      The unfavorable change in the Partnership's operating loss is primarily due to a decrease in revenues resulting from the income recognition that occurred in the prior nine-month period for the $100,000 received for the Partnership's interest in the 150 Broadway Office Building. The increase in management fees resulting from the increase in the Partnership's distribution rate was offset by a decline in general and administrative expenses for the current nine-month period. General and administrative expenses declined due to a reduction in certain required professional services when compared to the same period in the prior year.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate and Bandrowski actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received during the quarter ended June 30, 1997. Based on the settlement agreements discussed above covering all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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

Dated:  August 13, 1997