Form 10-K405
period 1997-09-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1998-01-13
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from _______to _______.

Commission File Number:  0-13129

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              04-2829686
-----------------------                                   -------------------
(State of organization)                                      (I.R.S. Employer
                                                           Identification  No.)

265 Franklin Street, Boston, Massachusetts                              02110
-------------------------------------------                         ---------
(Address of principal executive office)                             (Zip Code)

      Registrant's telephone number, including area code (617) 439-8118
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
Title of each class                                       on which registered
-------------------                                       ---------------------
      None                                                       None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                    -------------------------------------
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                        Documents Incorporated by Reference
 Documents Form 10-K                                             Reference
 -------------------                                             ---------

Prospectus of registrant dated                                      Part IV
September 17, 1984, as supplemented

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
                                1997 FORM 10-K

                              TABLE OF CONTENTS

Part I                                                                Page
------                                                                ----

Item  1     Business                                                   I-1

Item  2     Properties                                                 I-3

Item  3     Legal Proceedings                                          I-3

Item  4     Submission of Matters to a Vote of Security Holders        I-5

Part  II
--------

Item  5     Market for the Partnership's Limited Partnership
                Interests and Related Security Holder Matters         II-1

Item  6     Selected Financial Data                                   II-1

Item  7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  II-2

Item  8     Financial Statements and Supplementary Data               II-7

Item  9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  II-7

Part III
--------

Item  10    Directors and Executive Officers of the Partnership      III-1

Item  11    Executive Compensation                                   III-2

Item  12    Security Ownership of Certain Beneficial Owners and
                 Management                                          III-3

Item  13    Certain Relationships and Related Transactions           III-3

Part  IV
--------

Item  14    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                          IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

Financial Statements and Supplementary Data                    F-1 to F-30

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 1997 one of the Partnership's original investments had been sold and another investment had been lost through foreclosure proceedings. As of September 30, 1997, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:


Name of Joint Venture                          Date of
Name and Type of Property                      Acquisition     Type of
Location                              Size     of Interest     Ownership (1)
--------------------------------      ----     ----------      ----------------

Regent's Walk Associates              255       5/15/85      Fee ownership of land and
Regent's Walk Apartments              units                   improvements (through
Overland Park, Kansas                                         joint venture)

Kentucky-Hurstbourne Associates       409       7/25/85       Fee ownership of land and
Hurstbourne Apartments                units                   improvements (through
Louisville, Kentucky                                          joint venture)

Gwinnett Mall Corners Associates      304,000     8/28/85     Fee ownership of land and
Mall Corners Shopping Center          gross                   improvements (through
Gwinnett County, Georgia              leasable                joint venture)
                                      sq. ft.


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

      The Partnership previously owned an interest in Bailey N. Y. Associates, a joint venture which owned the 150 Broadway Office Building; a 238,000 square foot office and retail building located in New York City. The Partnership sold its interest in the Bailey N. Y. Associates joint venture on September 22, 1989 for cash totalling $4,000,000 and a second mortgage note receivable in the amount of $14,000,000. Due to a deterioration in the commercial real estate market in New York City, which adversely impacted property operations, the owner of the 150 Broadway Office Building defaulted on its mortgage loan obligations during fiscal 1990 and filed for bankruptcy protection in July 1991. During fiscal 1993, the Partnership reached a settlement agreement involving both the first mortgage lender and the owner. Under this agreement, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership agreed to restructure its second mortgage position. During fiscal 1995, the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. The Partnership received $200,000 of the agreed upon sale proceeds during the second quarter of fiscal 1995. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder but in no event later than June 10, 1996. In April 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

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

      Through September 30, 1997, the Limited Partners had received cumulative cash distributions from operations totalling approximately $18,189,000, or $313 per original $1,000 investment for the Partnership's earliest investors. Of this amount, $2,040,000, or $34 per original $1,000 investment, represents a return of capital paid on February 14, 1997 from the excess proceeds from the refinancing of Mall Corners, the release of the escrowed funds from the sale of the Partnership's interest in the 150 Broadway Office Building and Partnership cash reserves which exceeded expected future requirements. The remaining distributions have been paid from operating cash flow. A substantial portion of these cash distributions paid to date has been sheltered from current taxable income. The Partnership reinstated the payment of regular quarterly cash distributions effective for the quarter ended June 30, 1994 at an annualized rate of 2% on original invested capital. Distributions had been discontinued in 1990 primarily due to the cash deficits associated with the Partnership's two commercial properties, Northbridge Office Centre and the 150 Broadway Office Building, which investments have since been disposed of, as discussed further above. Distributions were increased to an annualized rate of 3.6% and 3.63% on remaining invested capital for the quarters ended March 31, 1997 and June 30, 1997, respectively. As of September 30, 1997, the Partnership retains an interest in three of its five original investment properties. However, the loss of the investment in Northbridge, which represented 25% of the Partnership's original investment portfolio, in all likelihood, will result in the Partnership's inability to return the full amount of the original invested capital to the Limited Partners. The amount of the original capital that will be returned will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains to be seen what effect, if any, these competitive conditions will have on future operations of the Partnership's Mall Corners Shopping Center which is located in the suburban Atlanta, Georgia market.

      All of the remaining properties in which the Partnership has an interest are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment projects also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past year, development activity for multi-family properties in many markets has escalated significantly. See Item 7 for a further discussion of the competitive conditions impacting the Partnership`s Regent's Walk and Hurstbourne apartment properties. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances.

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

Item 2. Properties

      As of September 30, 1997, the Partnership owned interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                         Percent Leased At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              12/31/96   3/31/97    6/30/97   9/30/97  Average
                              --------   -------    -------   -------  -------

Regent's Walk Apartments       97%        97%         97%      97%      97%

Hurstbourne Apartments         92%        88%         94%      90%      91%

Mall Corners Shopping Center   90%        90%         90%      90%      90%

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

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Six Limited Partnership, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Six Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Sixth Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received during fiscal 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1997, there were 3,848 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1997.

Item 6.  Selected Financial Data

            Paine Webber Income Properties Six Limited Partnership
                     (In thousands, except per Unit data)

                                                   Years  Ended September 30,
                               ---------------------------------------------------------
                                  1997        1996       1995      1994        1993
                                  ----        ----       ----      ----        ----

Revenues                       $    237    $   259    $   361    $    106   $      47

Operating loss                 $   (148)   $   (92)   $   (60)   $ (1,302)  $  (2,412)

Partnership's share of
  unconsolidated
  ventures' income             $  1,263    $   874    $    32    $    522   $     581

Net income (loss)              $  1,115    $   782    $   262    $   (780)  $  (1,831)

Per Limited Partnership Unit:

  Net income (loss)            $  18.40    $ 12.89    $  4.33    $ (12.86)  $ (30.20)

  Cash distributions from
    operations                 $  27.46    $ 20.00    $ 20.00    $   5.00          -

  Cash distributions from sale,
    refinancing or other
    disposition transactions   $  34.00         -           -           -          -

Total assets                   $  6,101   $ 8,658    $  9,100    $ 10,036   $ 11,160


      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $60,000,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $51,889,000 was originally invested in five operating investment properties through joint ventures. As previously reported, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996, and the Partnership's interest in the Northbridge Office Centre was lost through foreclosure proceedings in fiscal 1992. As of September 30, 1997, the Partnership had joint venture investments in three remaining operating properties, which consist of one retail shopping center and two multi-family apartment complexes. At the present time the Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      On February 14, 1997, the Partnership made a special distribution to the limited partners of $2,040,000, or $34 per original $1,000 Unit. Of this amount, approximately $1,320,000 represented Partnership reserves that had been previously set aside to cover the costs of the planned refinancing of the Mall Corners Shopping Center and to pay for its proposed expansion. These costs and a reserve for other leasing improvements at Mall Corners were eventually funded out of additional loan proceeds from the Mall Corners refinancing in December 1995. Of the remainder, $300,000 represented the amount received from the sale of the Partnership's interest in the 150 Broadway Office Building note and $420,000 represented a distribution of excess refinancing proceeds from the Mall Corners joint venture. In addition, the Partnership increased its distribution rate from 2.0% to 3.6% per annum on remaining invested capital of $966 per original $1,000 investment for the quarter ended March 31, 1997. The distribution rate was adjusted upward slightly to 3.63% per annum effective with the distribution paid on August 15, 1997 for the quarter ended June 30, 1997.

      Management believes that the market values of the Partnership's two multi-family residential properties may be at or near their peak for the current market cycle. As a result, management believes it would be appropriate to explore potential opportunities to sell one or both of these properties in the near term. The investment in the Mall Corners Shopping Center currently provides the majority of the Partnership's net cash flow and would likely be held pending the dispositions of the two apartment properties. In addition, as discussed further below, there are a number of leasing issues to be addressed at Mall Corners before a sale of the property would be practical. Depending on the availability of favorable sales opportunities for the two multi-family properties and management's success in addressing the leasing issues at Mall Corners, the Partnership could be positioned for a possible liquidation within the next 2- to- 3 years. There are no assurances, however, that the Partnership will be able to complete the sale of its remaining assets within this time frame.

      The Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, averaged 90% leased during fiscal 1997, compared to 93% for fiscal 1996. The construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet during fiscal 1996. The 16,530 square foot space formerly occupied by this tenant comprises a significant portion of the space which is currently unleased. The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. This space is located in the rear corner of the shopping center and has less visibility from the main road than is typical for a store this size. As a result, the space has been difficult to lease. A proposal to redesign this storefront to increase visibility is under consideration. The property's leasing team is also actively marketing the other large vacant space at the Center which comprises 10,218 square feet. The 10,218 and 16,530 square foot spaces represent 90% of the total space currently available for lease at the Center. As part of an effort to generate customer traffic for the Center's other tenants during the holiday season, both of these large vacant stores were leased on a temporary basis for the first quarter of fiscal 1998. During the fourth quarter of fiscal 1997, one of the Center's tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then reopened for an inventory liquidation sale, after which it will close permanently. Because Levitz is a sub-tenant of a national retailer, the Mall Corners joint venture will continue to collect rent on the store through the expiration of the current lease term in 2001. Additionally, Toys R Us closed its store that abuts the Mall Corners Shopping Center during the fourth quarter. This store is located on a separate parcel of land owned by Toys R Us. The store was closed in order to consolidate operations with Baby Superstore, a chain of stores that Toys R Us recently acquired. The consolidated store for this market is now located in a new nearby center. While the closing of Toys R Us does not have a direct financial impact on the Mall Corners joint venture, this vacancy does have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center. Toys R Us is actively marketing the vacant space for sale or for lease. In calendar years 1998 and 1999, small shop space leases representing approximately 16,000 and 20,000 square feet, respectively, come up for renewal. Management's success in renewing these tenants or re-leasing this space will be affected by what can be done with the Toys R Us property and the Levitz space to enhance shopper traffic at Mall Corners. The property's leasing team is seeking to work with Toys R Us and the guarantor of the rent for the former Levitz Furniture space in securing replacement tenants that will complement the existing tenant base.

      The occupancy level at the Hurstbourne Apartments, located in Louisville, Kentucky, averaged 91% for fiscal 1997 compared to 94% for fiscal 1996. The primary reason for this decrease in occupancy was the expiration of the leases on 17 apartments which had been leased by a corporation. The property's management team continues to offer selective rental concessions on certain unit types in an effort to increase overall occupancy. In order to enhance Hurstbourne's competitive position in its market, the property's leasing team has begun testing the market by offering prospective residents the option of an updated kitchen in their unit in return for a higher rental rate. This updated package would include new appliances, sink, countertop, cabinetry and flooring. The results of this test marketing will be evaluated during fiscal 1998. There is currently no new multi-family construction in the Louisville, Kentucky submarket in which Hurstbourne is located. However, a competitive apartment property in the local market is undergoing a significant improvement program. The office, clubhouse, and all of the units are being renovated, and the exteriors of the buildings have been repainted. When this program is completed, the competitor is expected to raise its rental rates, which are currently below those at Hurstbourne. It is anticipated that this will have a positive impact on Hurstbourne's leasing efforts, and it underscores the need to continue to make improvements at Hurstbourne.

      At Regent's Walk, the occupancy level averaged 97% for fiscal 1997 compared to 98% for fiscal 1996. The Johnson County sector of the Kansas City apartment market, which includes Overland Park, currently has over 20,000 apartment units, and occupancy levels of approximately 95% have been maintained consistently since 1993. New apartment construction continues in the Southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regents Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. As a result, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area. Modest rental rate increases are being implemented at Regent's Walk as new leases are signed and as current leases are renewed. Rental rate concessions are not currently being offered. However, improvements to individual units continue to be made as incentives for residents to renew their leases. Such improvements typically consist of some combination of a new range, new vinyl kitchen flooring, wallpaper and blinds, at an average per unit cost of approximately $500. The repair and replacement of the concrete driveways and asphalt parking areas at Regent's Walk, which was originally planned for the third quarter of fiscal 1997, has been temporarily delayed. The Partnership's co-venture partner has contacted the first mortgage lender and requested that the payment for the concrete and asphalt project be made from capital expenditure reserves, which total $500,000 and are controlled by the lender. The $500,000 reserve was set aside from the proceeds of the fiscal 1995 refinancing of the Regent's Walk property. The funds were intended to be used for the remodeling of kitchens and bathrooms in the apartment units. Management now believes that less substantial remodeling of the kitchens and bathrooms is necessary and has requested that the reserve funds be made available for alternative improvements such as the driveway and parking area project and/or the repair or replacement of furnace units at the property. The lender has preliminarily indicated a willingness to consider alternative uses for the reserve funds pending the receipt of a formal proposal from the joint venture which would be subject to their approval. Management of the joint venture intends to prepare and submit such a proposal to the lender during the second quarter of fiscal 1998.

      At September 30, 1997, the Partnership had available cash and cash equivalents of approximately $1,918,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners, as discussed further above. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

      The  Partnership  reported  net  income of  $1,115,000  for the year ended
September 30, 1997 as compared to net income of $782,000 for the prior year. This increase in net income is the result of a $389,000 increase in the Partnership's share of ventures' income, which was partially offset by a $56,000 increase in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to a $289,000 increase in combined revenues and a $143,000 decrease in combined expenses. Combined revenues increased mainly due higher rental revenues at Mall Corners due to increases in rental rates on the new leases signed over the past 12 months. Rental revenues at both the Hurstbourne and Regent's Walk properties were up only slightly compared to fiscal 1996. The decrease in combined expenses is primarily attributable to a decrease in the interest, real estate tax and property operating expense categories, which were partially offset by an increase in depreciation and amortization expense. Interest expense decreased mainly due to the lower interest rate obtained on the Mall Corners mortgage note, which was refinanced at the end of the first quarter of fiscal 1996. Real estate tax expense decreased due to a decline in real estate tax assessments at all three properties during fiscal 1997. Property operating expenses decreased mainly due to a reduction in repair and maintenance and general administrative expenses at the Hurstbourne joint venture and a decrease in general and administrative expenses at Mall Corners. The reductions in property operating expenses at Hurstbourne and Mall Corners during fiscal 1997 were partially offset by an increase in repairs and maintenance related costs at Regent's Walk.

      The unfavorable change in the Partnership's operating loss resulted from the combined effect of a decline in total revenues and an increase in management fee expense. Total revenues declined primarily due to the income recognition that occurred in the prior year for the $100,000 received for the Partnership's interest in the 150 Broadway Office Building. This was offset, in part, by an increase of $78,000 in interest income during fiscal 1997. Management fees increased due to the increase in the Partnership's distributable cash upon which management fees are based, as discussed further above.

1996 Compared to 1995
---------------------

      The Partnership reported net income of $782,000 for the year ended September 30, 1996, as compared to net income of $262,000 for the prior year. This favorable change in net income was primarily the result of an increase of $552,000 in the Partnership's share of ventures' income. The increase in the Partnership's share of ventures' income was partially offset by a decrease in the income from the sale of the Partnership's second mortgage interest in the 150 Broadway Office Building. In fiscal 1995, the Partnership recorded income of $200,000 to reflect cash proceeds related to the sale of the Partnership's interest in the 150 Broadway Office Building which had been fully reserved for in fiscal 1994. During fiscal 1996, the Partnership received, and recorded as income, an additional $100,000 from the sale of the 150 Broadway interest.

      The increase in the Partnership's share of ventures' income was mainly due to increases in rental revenues and a decrease in combined interest expense which were partially offset by increases in property operating expenses. Rental revenues from the Regent's Walk and Hurstbourne Apartments increased by 6% and 7%, respectively, during fiscal 1996 due to the improvement in average occupancy and rental rates at both of the multi-family properties. Combined rental revenues improved by $292,000 over fiscal 1995. Interest expense decreased by $527,000 as a result of the refinancings of the mortgage loans secured by the Regent's Walk and Mall Corners properties, which were completed in fiscal 1995 and fiscal 1996, respectively. The increase of $203,000 in combined property operating expenses was largely due to increased repairs and maintenance expenses at the two apartment properties during fiscal 1996.

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

1995 Compared to 1994
---------------------

      For the year ended September 30, 1995, the Partnership reported net income of $262,000 as compared to a net loss of $780,000 in fiscal 1994. This change in the Partnership's net operating results was mainly the result of certain transactions involving the Partnership's interest in the 150 Broadway Office Building. In December 1993, the Partnership funded a $200,000 escrow reserve account required under the terms of the 150 Broadway bankruptcy settlement agreement. The Partnership's accounting policy for its investment in 150 Broadway resulted in any advances being recorded as an expense in the period paid. In addition, during fiscal 1994 the Partnership recognized an $800,000 provision for possible investment loss related to the 150 Broadway investment to fully reserve the carrying value of the Partnership's remaining investment. In fiscal 1995, during the quarter ended December 31, 1994, the Partnership recorded income of $200,000 to reflect the cash proceeds received related to the sale of the Partnership's interest in 150 Broadway. The favorable changes in the Partnership's net operating results related to the 150 Broadway investment were partially offset by a decrease in the Partnership's share of ventures' income of $200,000 in fiscal 1995. This unfavorable change in the Partnership's share of ventures' operations was mainly a result of a decrease in rental income of $330,000 at the Mall Corners Shopping Center due to the decrease in occupancy resulting from the vacancy created by the termination of a 20,000 square feet medical office tenant in fiscal 1995. Revenues also declined slightly at the Hurstbourne Apartments during fiscal 1995 mainly due to a decrease in corporate apartment rental activity. An increase in combined depreciation and amortization expense of $88,000 also contributed to the decline in the Partnership's share of ventures' income during fiscal 1995. Deprecation charges increased at the Mall Corners and Hurstbourne joint ventures as a result of certain capitalized costs incurred during fiscal 1995 and 1994. A decrease in property operating expenses at the Regent's Walk Apartments and Hurstbourne Apartments, totalling $281,000, partially offset the decrease in rental revenues and increase in depreciation expense during fiscal 1995. The decline in property operating expenses was primarily attributable to lower repairs and maintenance expenses for fiscal 1995 at both of the apartment properties. Repairs and maintenance expenses in fiscal 1994 reflected the costs of an exterior painting project at Regent's Walk and common area upgrading and landscape repair projects at the Hurstbourne Apartments.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past 12 months. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its thirteenth full year of operations in 1997 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may result in an increase in revenues, as well as operating expenses, at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   elected
      Name                      Office                      Age    to Office
      ----                      ------                      ---    ---------

Bruce J. Rubin          President and Director              38     8/22/96
Terrence E. Fancher     Director                            44     10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           50     10/29/85
David F. Brooks         First Vice President and Assistant
                          Treasurer                         55     4/25/84 *
Timothy J. Medlock      Vice President and Treasurer        36     6/1/88
Thomas W. Boland        Vice President and Controller       35     12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1991 through the first half of fiscal 1994. Distributions were reinstated at an annual rate of 2% on original invested capital effective for the third quarter of fiscal 1994. During fiscal 1997, the distribution rate was increased to 3.6% on remaining invested capital effective for the second quarter of fiscal 1997 and to 3.63% on remaining invested capital effective for the third quarter of fiscal 1997. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $121,000 for the year ended September 30, 1997. No incentive management fees were earned during fiscal 1997.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1997 is $111,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $9,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1997.

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


                                 PAINE WEBBER INCOME PROPERTIES SIX
                                       LIMITED PARTNERSHIP


                                 By:  Sixth Income Properties Fund, Inc.
                                      Managing General Partner


                                  By: /s/ Bruce J. Rubin
                                      ------------------
                                      Bruce J. Rubin
                                      President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                      --------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:  January 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 13, 1998
   ------------------------                           -----------------
   Bruce J. Rubin
   Director






By:/s/ Terrence E. Fancher                      Date: January 13, 1998
   ------------------------                           ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS


                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
----------- ------------------------                  --------------------------


(3) and (4) Prospectus of the Registrant              Filed  with  the Commission
            dated September 17, 1984, supplemented,   pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed  with  the Commission
            exhibits to registration statements and   pursuant to Section 13 or 15(d)
            amendments thereto of the registrant      of the  Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the year
                                                      ended September 30, 1997 has
                                                      been sent to the Limited Partners.
                                                      An Annual Report will be sent to
                                                      the Limited Partners subsequent to
                                                      this filing.

(21)        List of Subsidiaries                      Included  in Item  1 of Part I of
                                                      this  Report  Page  I-1, to which
                                                      reference is hereby made.


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

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Six Limited Partnership:

      Report of independent auditors                                      F-2

      Balance sheets as of September 30, 1997 and 1996                    F-3

      Statements of income for the years ended  September  30, 1997,
        1996 and 1995                                                     F-4

      Statements  of  changes in  partners'  capital  (deficit)
        for the years ended  September 30, 1997, 1996 and 1995            F-5

      Statements of cash flows for the years ended  September  30,
        1997,  1996 and 1995                                              F-6

      Notes to financial statements                                       F-7

Combined  Joint  Ventures  of  Paine  Webber  Income  Properties  Six  Limited
Partnership:

      Report of independent auditors                                     F-17

      Combined balance sheets as of September 30, 1997 and 1996          F-18

      Combined statements of income and changes in ventures' capital
        for the years ended September 30, 1997, 1996 and 1995            F-19

      Combined  statements  of cash flows for the years  ended
        September  30, 1997,  1996 and 1995                              F-20

      Notes to combined financial statements                             F-21

      Schedule III - Real Estate and Accumulated Depreciation            F-30


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

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Six Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Six Limited Partnership as of September 30, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Six Limited Partnership at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.





                                /s/ Ernst & Young LLP
                                ---------------------
                                ERNST & YOUNG LLP




Boston, Massachusetts
December 18, 1997

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1997 and 1996
                   (In thousands, except per Unit amounts)

                                    ASSETS

                                                       1997             1996
                                                       ----             ----

Investments in joint ventures, at equity           $   4,183        $   5,440
Cash and cash equivalents                              1,918            3,218
                                                   ---------        ---------
                                                   $   6,101        $   8,658
                                                   =========        =========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      16        $      10
Accrued expenses and other liabilities                    50               24
                                                   ---------        ---------
      Total liabilities                                   66               34

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net loss                                  (824)            (835)
   Cumulative cash distributions                        (530)            (513)

  Limited Partners ($1,000 per unit;
    60,000 Units issued):
   Capital contributions, net of offering costs       53,959           53,959
   Cumulative net loss                               (28,382)         (29,486)
   Cumulative cash distributions                     (18,189)         (14,502)
                                                   ---------        ---------
      Total partners' capital                          6,035            8,624
                                                   ---------        ---------
                                                   $   6,101        $   8,658
                                                   =========        =========



















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
            For the years ended September 30, 1997, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                               1997         1996        1995
                                               ----         ----        ----
Revenues:
   Interest  income                         $    237    $     159    $    161
   Income from sale of second
     mortgage interest                             -          100         200
                                            --------    ---------    --------
                                                 237          259         361

Expenses:
   Management fees                               121           88          88
   General and administrative                    264          263         333
                                            --------    ---------    --------
                                                 385          351         421
                                            --------    ---------    --------
Operating loss                                  (148)         (92)        (60)

Partnership's share of  ventures' income       1,263          874         322
                                            --------    ---------    --------

Net income                                  $  1,115    $     782    $    262
                                            ========    =========    ========

Per Limited Partnership Unit:
   Net income                               $  18.40    $   12.89    $   4.33
                                            ========    == ======    ========

   Cash distributions                       $   61.46   $   20.00     $ 20.00
                                            =========   =========     =======

   The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.























                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)


                                   General        Limited
                                   Partners       Partners        Total
                                   --------       --------        -----

Balance at September 30, 1994      $(1,332)       $11,338         $10,006

Cash distributions                     (13)        (1,200)         (1,213)

Net income                               3            259             262
                                   --------       -------         -------

Balance at September 30, 1995       (1,342)        10,397           9,055

Cash distributions                     (13)        (1,200)         (1,213)

Net income                               8            774             782
                                   --------       -------         -------

Balance at September 30, 1996       (1,347)         9,971           8,624

Cash distributions                     (17)        (3,687)         (3,704)

Net income                              11          1,104           1,115
                                   --------       -------         -------

Balance at September 30, 1997      $(1,353)       $ 7,388         $ 6,035
                                   ========       =======         =======























                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1997        1996        1995
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income                                  $ 1,115      $   782    $   262
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Partnership's share of ventures' income     (1,263)        (874)      (322)
   Income from sale of second mortgage
     interest                                       -         (100)      (200)
   Changes in assets and liabilities:
     Accounts payable - affiliates                  6           (5)         6
     Accrued expenses and other liabilities        26           (6)         9
                                              -------      -------    -------
       Total adjustments                       (1,231)        (985)      (507)
                                              -------      -------    -------
       Net cash used in operating activities     (116)        (203)      (245)
                                              -------      -------    -------

Cash flows from investing activities:
  Distributions from joint ventures             2,520        2,019      1,406
  Cash contributions to joint ventures              -            -       (200)
  Proceeds from sale of investment in
   150 Broadway Office Building                     -          100        200
                                              -------      -------    -------
       Net cash provided by investing
         activities                             2,520        2,119       1,406
                                              -------      -------    -------

Cash flows from financing activities:
  Distributions to partners                    (3,704)      (1,213)    (1,213)
                                              -------      -------    -------
       Net cash used in financing
         activities                            (3,704)      (1,213)    (1,213)
                                              -------      -------    -------

Net (decrease) increase in cash and
  cash equivalents                             (1,300)         703        (52)

Cash and cash equivalents,
  beginning of year                             3,218        2,515      2,567
                                              -------      -------    -------

Cash and cash equivalents, end of year        $ 1,918      $ 3,218    $ 2,515
                                              =======      =======    =======















                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements



1.  Organization and Nature of Operations
    -------------------------------------

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, comprised of two multi-family apartment complexes, two commercial office buildings and one retail shopping center. As discussed further in Note 5, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996. In addition, during fiscal 1992 the Partnership forfeited its interest in the other office building, Northbridge Office Centre, as a result of certain defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the Northbridge property were unsuccessful. The Partnership's three remaining investments are described in Note 4.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ----------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of September 30, 1997 and 1996 due to the short-term maturities of these instruments.

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

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $121,000, $88,000 and $88,000 for the years ended September 30, 1997, 1996 and 1995, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at September 30, 1997 and 1996 consists of management fees payable to the Adviser.

      Included  in  general  and  administrative  expenses  for the years  ended
September  30,  1997,  1996  and  1995  is  $111,000,   $107,000  and  $120,000,
respectively,  representing  reimbursements  to an  affiliate  of  the  Managing
General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $9,000, $5,000 and $9,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.  Investments in Joint Ventures
    -----------------------------

      The Partnership has investments in three joint ventures at September 30, 1997 and 1996. The joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                      Condensed Combined Balance Sheets
                         September 30, 1997 and 1996
                                (In thousands)
                                    Assets

                                                            1997        1996
                                                            ----        ----

      Current assets                                     $  1,996    $  2,097
      Operating investment properties, net                 42,359      44,021
      Other assets                                          1,140       1,354
                                                         --------    --------
                                                         $ 45,495    $ 47,472
                                                         ========    ========

                      Liabilities and Venturers' Capital

      Current liabilities                                $  2,691    $  3,010
      Other liabilities                                       278         269
      Long-term debt                                       35,580      36,307
      Partnership's share of combined capital               3,474       4,414
      Co-venturers' share of combined capital               3,472       3,472
                                                         --------    --------
                                                         $ 45,495    $ 47,472
                                                         ========    ========


                  Reconciliation of Partnership's Investment
                                (in thousands)

                                                            1997        1996
                                                            ----        ----

      Partnership's share of capital, as shown above $ 3,474 $ 4,414 Partnership's share of current
        liabilities and long-term debt                        709         983
      Excess basis due to investment
        in ventures (1)                                         -          43
                                                         --------    --------
      Investments in unconsolidated joint ventures,
        at equity                                        $  4,183    $  5,440
                                                         ========    ========

      (1)At September 30, 1996, the Partnership's investment exceeded its share of the joint venture capital accounts and liabilities by $43,000. This amount related to certain expenses associated with acquiring the investments which was expensed during fiscal 1997.

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                                 1997       1996         1995
                                                 ----       ----         ----
      Rental revenues and
        expense recoveries                    $ 9,648     $ 9,414     $ 9,122
      Interest income                              96          41          26
                                              -------     -------     -------
                                                9,744       9,455       9,148

      Property operating expenses               3,213       3,358       3,156
      Depreciation and amortization             2,423       2,288       2,208
      Interest expense                          2,802       2,935       3,462
                                              -------     -------     -------
                                                8,438       8,581       8,826
                                              -------     -------     -------
      Net income                              $ 1,306     $   874     $   322
                                              =======     =======     =======

      Partnership's share of combined income  $ 1,306     $   874     $   322
      Co-venturers' share of combined income        -           -           -
                                              -------     -------     -------
                                              $ 1,306     $   874     $   322
                                              =======     =======     =======

             Reconciliation of Partnership's Share of Operations
                                (in thousands)

                                                1997        1996         1995
                                                ----        ----         ----

   Partnership's share of combined
     income, as shown above                   $ 1,306     $   874     $   322
   Amortization of excess basis                   (43)          -           -
                                              -------     -------     -------
   Partnership's share of unconsolidated
     ventures' income                         $ 1,263     $   874     $    322
                                              =======     =======     =======

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

      Investments in joint ventures, at equity, on the balance sheets is comprised of the following joint venture investments (in thousands):

                                               1997         1996
                                               ----         ----

      Regent's Walk Associates               $    815    $  1,289
      Kentucky-Hurstbourne Associates           3,757       3,718
      Gwinnett Mall Corners Associates           (389)        433
                                             --------    --------
                                             $  4,183    $  5,440
                                             ========    ========

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                1997        1996        1995
                                                ----        ----        ----

      Regent's Walk Associates               $    635    $    500    $    276
      Kentucky-Hurstbourne Associates             518         503         660
      Gwinnett Mall Corners Associates          1,367       1,016         470
                                             --------    --------    --------
                                             $  2,520    $  2,019    $  1,406
                                             ========    ========    ========

      Descriptions of the properties owned by the joint ventures and the terms of the joint venture agreements are summarized as follows:

a.  Regent's Walk Associates
    ------------------------

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

      The joint venture agreement provides that the Partnership will receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after the Partnership has received its cumulative preferred return, the co-venturer is entitled to a preference return of $7,000 for each fiscal quarter which is cumulative only for amounts due in any one fiscal year. Any remaining cash flow is to be used to pay interest on any notes from the joint venture to the partners and then is to be distributed to the partners, with the Partnership receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder. During the year ended September 30, 1997, the Partnership's preferred return aggregated $656,000, while net cash available for distribution amounted to $681,000. The total unpaid cumulative preferred return payable to the Partnership amounted to $2,801,000 as of September 30, 1997. The cumulative unpaid preference return is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the venture's financial statements.

      Taxable income or tax loss is to be allocated to the partners based on their proportionate share of cash distributions. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is needed by the joint venture for any reason including payment of the Partnership's preference return, prior to June 1, 1992, the co-venturer was required to make loans to the joint venture up to a total of $250,000. After the joint venture has borrowed $250,000 from the co-venturer, if the joint venture requires additional funds for purposes other than distributions, then it will be provided 90% by the Partnership and 10% by the co-venturer. As of September 30, 1997, the joint venture had loans payable to the co-venturer and the Partnership aggregating $264,882 and $133,943, respectively.

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

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee was 4% of the gross rents collected from the property until June 1, 1990 when the fee increased to 5% of the gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents shall be payable only to the extent of cash flow remaining after the Partnership has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds and are limited to a maximum of $100,000, as specified in the agreement. Total subordinated management fees as of September 30, 1997 exceed this $100,000 limitation.

b.  Kentucky-Hurstbourne Associates
    -------------------------------

      On July 25, 1985, the Partnership acquired an interest in Kentucky-Hurstbourne Associates, a Delaware general partnership that owns and operates Hurstbourne Apartments, a 409-unit apartment complex located in Louisville, Kentucky. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of the Paragon Group. The initial aggregate cash investment by the Partnership for its interest was approximately $8,716,000 (including an acquisition fee of $500,000 paid to the Adviser). The apartments are encumbered by a nonrecourse first mortgage loan with a balance of $8,256,000 as of September 30, 1997. This mortgage loan is scheduled to mature in September 1999.

      The joint venture agreement, as amended on May 21, 1986, provides that cash flow shall first be distributed to the Partnership in the amount of $67,000 per month (the Partnership's preference return). The preference return was cumulative on a year to year basis through July 31, 1989, and is noncumulative thereafter. The next $40,000 will be distributed to the co-venturer on a noncumulative annual basis, payable quarterly. Any cash flow not previously distributed at the end of each fiscal year will be applied in the following order: first, to the payment of all unpaid accrued interest on all outstanding operating notes; the next $225,000 of annual cash flow will be distributed 90% to the Partnership and 10% to the co-venturer; the next $260,000 of annual cash flow will be distributed 80% to the Partnership and 20% to the co-venturer, and any remaining balance will be distributed 70% to the Partnership and 30% to the co-venturer. At September 30, 1997, the cumulative preference return payable to the Partnership for years prior to July 31, 1989 was approximately $1,354,000. Under the terms of the joint venture agreement, unpaid preference returns will only be paid upon refinancing, sale, exchange or other disposition of the property. Accordingly, the unpaid preferred return has not been accrued in the venture's financial statements.

      Taxable income or tax loss of the joint venture will be allocated to the Partnership and co-venturer in proportion to the distribution of net cash flow subject to the following: first, the co-venturer shall not be allocated less than 10% of the net income or net loss; second, the co-venturer shall not be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the venture's income and losses for the years ended September 30, 1997, 1996 and 1995 being allocated in a manner different from that provided in the venture agreement such that none of the losses were allocated to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocation of taxable income or tax loss.

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

      If additional cash is required by the joint venture, it may be provided by the Partnership and the co-venturer as loans to the joint venture. Such loans would be provided 90% by the Partnership and 10% by the co-venturer. Through September 30, 1997, no such loans were outstanding.

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

c.  Gwinnett Mall Corners Associates
    --------------------------------

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

      The initial aggregate cash investment by the Partnership for its interest was approximately $10,707,000 (including an acquisition fee of $579,000 paid to the Adviser). The shopping center was encumbered by a construction mortgage loan with a balance of $22,669,000 at the time of closing. The construction mortgage loan was refinanced on November 4, 1985 with permanent financing of $17,700,000, with the remainder paid out of escrows established at the time of closing. On December 29, 1995, the venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid the balance of the 11.5% nonrecourse permanent mortgage loan, which matured in December 1995. Excess loan proceeds were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which were completed in 1996. The new loan has a 10-year term, bears interest at a rate of approximately 7.4% per annum and requires monthly principal and interest payments based on a 20-year amortization schedule.

      The joint venture agreement provides that the Partnership will receive from cash flow, as defined, an annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the Partnership's preference return described above through November 1, 1990, the co-venturer was required to fund to the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. During 1990, the venture partners reached an agreement as to the cumulative deficiencies to be funded by the co-venturer, which totalled $665,000. Cumulative total preference distributions in arrears at September 30, 1997 amounted to $1,997,000 which includes minimum guaranteed distributions in arrears of $308,000. The minimum guaranteed distributions are accrued in the venture's financial statements. However, the remaining unpaid preference return is payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the venture's financial statements.

      The co-venturer is entitled to receive quarterly non-cumulative, subordinated returns of $38,000. Due to insufficient cash flow, the co-venturer received no distributions for any of the three years in the period ended September 30, 1997. Any remaining cash flow, as defined, after payments of the co-venturer's preference return, shall be distributed first to the Initial Property Manager (an affiliate of the co-venturer) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by the Partnership and the co-venturer to the joint venture. The next $500,000 is to be distributed 80% to the Partnership and 20% to the co-venturer. The next $500,000 of cash flow in any year in excess of such returns will be distributed 70% to the Partnership and 30% to the co-venturer and the remaining balance is to be distributed 60% to the Partnership and 40% to the co-venturer.

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

      If additional cash is required for any reason in connection with operations of the Joint Venture, it will be provided 70% by the Partnership and 30% by the co-venturer (operating loans). The rate of interest on such loans shall equal the lesser of the rate announced by the First National Bank of Boston as its prime or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. Through September 30, 1996, the Partnership and the co-venturer had made operating loans totalling $63,000 and $1,000, respectively and the Partnership had made default loans aggregating $26,000. The entire balance of the operating and default loans were repaid by the joint venture during fiscal 1997.

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

5.  Investment in 150 Broadway Office Building
    ------------------------------------------

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

6.    Subsequent Event
      ----------------

      On November 14, 1997, the Partnership distributed $526,000 to the Limited Partners, $6,000 to the General Partners and $22,000 to the Adviser as an asset management fee for the quarter ended September 30, 1997.

                        REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Six Limited Partnership:


      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership as of September 30, 1997 and 1996, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership at September 30, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                             /s/ Ernst & Young LLP
                                             ---------------------
                                             ERNST & YOUNG LLP



Boston, Massachusetts
November 20, 1997

                          COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1997 and 1996
                                (In thousands)

                                    ASSETS
                                                          1997          1996
                                                          ----          ----
Current assets:
   Cash and cash equivalents                             $    825   $     630
   Prepaid expenses                                            27         117
   Accounts receivable - affiliates                            11          17
   Accounts receivable from tenants and others                193         125
   Cash reserve for capital expenditures                      729       1,061
   Cash reserve for insurance and taxes                       211         147
                                                         --------   ---------
      Total current assets                                  1,996       2,097

Cash reserve for tenant security deposits                      63          53

Capital contributions receivable from
   Mall Corners III                                           665         665

Operating investment properties, at cost:
   Land                                                     9,941       9,938
   Buildings, improvements and equipment                   55,715      55,202
                                                         --------   ---------
                                                           65,656      65,140
   Less accumulated depreciation                          (23,297)    (21,119)
                                                         --------   ---------
      Net operating investment properties                  42,359      44,021

Deferred expenses, net of accumulated
  amortization of $3,055 in 1997 and $2,776 in 1996           412         636
                                                         --------   ---------
                                                         $ 45,495   $  47,472
                                                         ========   =========

                      LIABILITIES AND VENTURERS' CAPITAL
Current liabilities:
   Distributions payable to venturers                    $    575   $     761
   Notes payable to venturers                                 399         488
   Current portion of long-term debt                          727         675
   Accounts payable and accrued expenses                       62          68
   Accounts payable - affiliate                                30          29
   Accrued interest                                           702         768
   Accrued real estate taxes                                   62         106
   Other liabilities                                          134         115
                                                         --------   ---------
      Total current liabilities                             2,691       3,010

Long-term debt                                             35,580      36,307

Tenant security deposits                                      278         269

Venturers' capital                                          6,946       7,886
                                                         --------   ---------
                                                         $ 45,495   $  47,472
                                                         ========   =========

                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
              PAINEWEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
             For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                               1997       1996        1995
                                               ----       ----        ----

Revenues:
  Rental income and expense
    reimbursements                           $  9,648   $   9,414   $   9,122
  Interest income                                  96          41          26
                                             --------   ---------   ---------
                                                9,744       9,455       9,148

Expenses:
  Interest                                      2,802       2,935       3,462
  Depreciation                                  2,178       2,049       1,986
  Property taxes                                  575         639         653
  Insurance                                       110         118         137
  Management fees                                 353         351         333
  Maintenance and repairs                         717         727         650
  Utilities                                       594         554         519
  General and administrative                      246         335         270
  Salaries                                        584         606         560
  Amortization                                    245         240         222
  Other                                            34          28          34
                                             --------   ---------   ---------
                                                8,438       8,581       8,826
                                             --------   ---------   ---------

Net income                                      1,306         874         322

Distributions to venturers                     (2,246)     (2,081)     (1,296)

Venturers' capital, beginning of year           7,886       9,093      10,067
                                             --------   ---------   ---------

Venturers' capital, end of year              $  6,946   $   7,886    $  9,093
                                             ========   =========    ========


















                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1997, 1996 and 1995
                           Increase (Decrease) in Cash
                                 (In thousands)

                                              1997         1996         1995
                                              ----         ----         ----
Cash flows from operating activities:
  Net income                               $ 1,306      $   874      $    322
  Adjustments to reconcile net income
  to net cash provided by operating
    activities:
   Depreciation and amortization             2,423        2,288         2,208
   Amortization of deferred financing costs     34           34             -
   Changes in assets and liabilities:
     Prepaid expenses                           90          (66)            2
     Accounts receivable - affiliates            6            4            (6)
     Accounts receivable from tenants
       and others                               (68)        (51)            9
     Cash reserve for capital expenditures     332         (549)          122
     Cash reserve for insurance and taxes      (64)         138           (23)
     Cash reserve for tenant security deposits (10)         (13)          (20)
     Accounts payable and accrued expenses      (6)         (69)           25
     Accounts payable - affiliate                1            3            (2)
     Accrued interest                          (66)          57           (12)
     Accrued real estate taxes                 (44)         (65)            7
     Other liabilities                          19           13             9
     Tenant security deposits                    9            1            (8)
                                           -------      -------      --------
        Total adjustments                    2,656        1,725         2,311
                                           -------      -------      --------
        Net cash provided by
          operating activities               3,962        2,599         2,633
                                           -------      -------      --------

Cash flows from investing activities:
  Additions to operating investment
    properties                                (516)      (2,218)       (1,029)
  Payment of leasing commissions               (55)        (171)          (67)
  Funding of renovation escrow account           -            -          (500)
                                           -------      -------      --------
        Net cash used in investing
          activities                          (571)      (2,389)       (1,596)
                                           -------      -------      --------

Cash flows from financing activities:
  Distributions to venturers                (2,432)      (1,819)       (1,406)
  Proceeds from issuance of long-term debt       -       20,000         9,000
  Debt acquisition costs                         -         (499)         (372)
  Advances from venturers                        -            -           200
  Payments to venturers for notes payable      (89)           -             -
  Principal payments on long-term debt        (675)     (17,742)       (8,592)
                                           -------      -------      --------
        Net cash used in financing
          activities                        (3,196)         (60)       (1,170)
                                           -------      -------      --------

Net increase (decrease) in cash and
  cash equivalents                             195          150          (133)

Cash and cash equivalents,
  beginning of year                            630          480           613
                                           -------      -------      --------

Cash and cash equivalents, end of year     $   825      $   630      $    480
                                           =======      =======      ========

Cash paid during the year for interest     $ 2,834      $ 2,844      $  3,515
                                           =======      =======      ========

                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
                      PAINE WEBBER INCOME PROPERTIES SIX
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership (PWIP6) include the accounts of PWIP6's three unconsolidated joint venture investees as of September 30, 1997. Gwinnett Mall Corners Associates, a Georgia general partnership, was organized on August 28, 1985, by PWIP6 and Mall Corners III, Ltd., a Georgia limited partnership (MC III), to acquire and operate a 304,000 square foot shopping center located in Gwinnett County, Georgia. Regent's Walk Associates was organized on April 25, 1985 in accordance with a joint venture agreement between PWIP6 and Peterson Interests of Kansas, Inc. (PIK). The joint venture was organized to purchase and operate a 255-unit apartment complex known as Regent's Walk Apartments in Overland Park, Kansas. The apartment complex was purchased on May 15, 1985. Kentucky-Hurstbourne Associates was organized on July 25, 1985 in accordance with a joint venture agreement between PWIP6 and Hurstbourne Apartments Company, Ltd. (Limited Partnership). The joint venture was organized to purchase and operate a 409-unit apartment complex known as Hurstbourne, Kentucky. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and PWIP6, which owns a majority financial interest but does not have voting control in each joint venture.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying combined financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      Operating investment properties
      -------------------------------

      The operating investment properties are carried at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

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

      Deferred expenses
      -----------------

      Lease commissions are being amortized over the shorter of ten years or the remaining term of the related lease on a straight-line basis. Permanent loan fees and related debt acquisition costs are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the related mortgage loans. Organization costs represent legal fees associated with the formation of the joint venture and were amortized over five years on a straight-line basis.

      Cash and cash equivalents
      -------------------------

      For purposes of reporting cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturities of 90 days of less to be cash equivalents.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and reserved cash approximate their fair values due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the receivable from Mall Corners III or notes payable to venturers without incurring excessive costs because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. The fair value of long-term debt is estimated, where applicable, using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see Note 6).

3.  Partnership Agreements and Related Party Transactions
    -----------------------------------------------------

      Gwinnett Mall Corners Associates
      --------------------------------

      The Mall Corners joint venture agreement provides that PWIP6 will receive from cash flow, as defined, a annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the PWIP6 preference return described above through November 1, 1990, MC III was required to fund the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. PWIP6 and MC III were in disagreement as to the amount of deficiencies to be funded by MC III through September 30, 1989. During 1990, the partners reached an agreement as to the cumulative deficiencies to be funded by MC III. This agreement resulted in a decrease to the receivable from MC III and a decrease in MC III's capital of $245,000. The joint venture made distributions to PWIP6 of $1,047,000 in fiscal 1997. Cumulative preferred distributions in arrears at September 30, 1997 amounted to approximately $1,997,000 including minimum guaranteed distributions in arrears of $308,000. The minimum guaranteed distributions are accrued in the accompanying financial statements. However, the remainder of the cumulative preferred distributions are payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the accompanying financial statements.

      The receivable from MC III totaled $665,000 at September 30, 1997 and 1996. The receivable is guaranteed by the partners of MC III, however, the venture is subject to credit loss to the extent the guarantors are unable to fulfill their obligation. The venture does not anticipate nonperformance by MC III due to their interest in the venture and the underlying value of the venture's assets.

      MC III is entitled to receive quarterly non-cumulative, subordinated returns of $38,000 each quarterly period, subject to available cash flow. Due to insufficient cash flow, MC III received no distributions for any of the three years in the period ended September 30, 1997. Any remaining cash flow, as defined, after payment of MC III's preferred return, is to be distributed to the Initial Property Manager (an affiliate of MC III) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by PWIP6 and MC III to the joint venture. The next $500,000, if any, is to be distributed 80% to PWIP6 and 20% to MC III, the second $500,000, if any, is to be distributed 70% to PWIP6 and 30% to MC III and the remaining balance, if any, is to be distributed 60% to PWIP6 and 40% to MC III.

      Taxable income or tax loss is allocated to PWIP6 and MC III based on the proportionate percentage of net cash flow distributed; if no net cash flow has been distributed, 100% to PWIP6. Allocations of the joint venture's operations between PWIP6 and MC III for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with operations of the joint venture, it is to be provided 70% by PWIP6 and 30% by MC III in the form of operating loans. The rate of interest shall equal the lesser of the rate announced by the First National Bank of Boston as its prime rate or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. PWIP6 made a temporary advance of $200,000 to the venture during fiscal 1995 to fund a good faith deposit required in connection with the refinancing transaction described in Note 6. Such funds were returned to PWIP6 in fiscal 1996 subsequent to the closing of the refinancing transaction. There were no operating/default loans required in fiscal 1997 or 1996. Operating/default loans of $89,000 were required in fiscal years prior to 1990 (see Note 5). These loans were repaid during fiscal 1997. Total interest incurred and expensed for these loans amounted to $1,000 in fiscal 1997 and $12,000 in each of fiscal 1996 and 1995. The total accrued interest payable on the loans at September 1997 and 1996 was $0 and $99,000, respectively.

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

      The joint venture has entered into a property management contract with an affiliate of MC III (the Initial Property Manager), cancellable at PWIP6's option upon the occurrence of certain events. The management fee is equal to 3% of gross rents, as defined, of which 1.5% was subordinated to the receipt by PWIP6 of its guaranteed preferred return through November 1990. Management fees incurred in 1997, 1996 and 1995 were $103,000, $97,000 and $94,000, respectively. The property manager has provided maintenance and leasing services to the joint venture totalling $85,000, $199,000 and $105,000 in 1997, 1996 and 1995, respectively.

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

      In accordance with the joint venture agreement, certain amounts of cash have been appropriated and are restricted as to use. Pursuant to the joint venture agreement, an initial amount of $15,000 plus 1% of gross rental revenue thereafter, are to be allocated to the reserve for capital expenditures. The reserve was underfunded by approximately $58,000 and $115,000 at September 30, 1997 and 1996, respectively (see Note 5). No amounts are required to be allocated at any time the reserve balance exceeds $250,000. The venture's reserve for insurance and real estate taxes was underfunded by approximately $41,000 and $49,000 at September 30, 1997 and 1996, respectively.

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

      During the year ended September 30, 1997, PWIP6's preferred return amounted to $656,000, while net cash available for distribution amounted to $681,000. The total unpaid cumulative preferred return payable to PWIP6 amounted to $2,801,000 as of September 30, 1997. Such amount is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the accompanying financial statements.

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

      The venture agreement provides for a capital reserve account to be used solely for specified enhancement programs, capital expenditures, or at the discretion of PWIP6 up to $150,000 of capital or operating expenses of the joint venture. Such account was established in the initial amount of $845,000 and was funded from partner capital contributions. An additional $124,000 was added by capital contributions from PWIP6 during the year ended September 30, 1986;
$49,000 was added by partners' loans in 1987, and $100,000 was added by partners' loans in 1988. Beginning in January 1991, for each month of operations an amount equal to 3% of the total amount of estimated operating expenses in the budget as approved by the partners, is to be added to the reserve. During the period October 1, 1991 through September 30, 1997, capital expenditures exceeded required deposits to the reserve and therefore no additions to the reserve have been made during this most recent three-year period. The balance in the reserve account at both September 30, 1997 and 1996 was $11,000 and was invested in a savings account.

      The joint venture entered into a property management contract with an affiliate ("property manager") of PIK. The management fee was 4% of gross rents, as defined until June 1, 1990 when the fee increased to 5% of gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents shall be payable only to the extent of cash flow remaining after PWIP6 has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds as specified in the agreement. As of September 30, 1997, deferred management fees exceed the $100,000 limitation referred to above.

      At September 30, 1997 and 1996, $9,000 and $8,000, respectively, was due to the property manager for management fees. For the years ended September 30, 1997, 1996 and 1995 property management fees totalled $102,000, $103,000 and $97,000, respectively. During 1997, 1996 and 1995, management fees of $25,000, $25,000 and $24,000, respectively, were subordinated as described above.

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

      The cumulative preference return of PWIP6 in arrears at September 30, 1997 for unpaid preference returns through July 31, 1989 is approximately $1,354,000. Under the terms of the venture agreement, any unpaid returns will only be paid upon refinancing, sale, exchange or other disposition of the property. Unpaid preference returns are, therefore, not reflected in the financial position of the joint venture.

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

      If additional cash is required in connection with the joint venture, it may be provided by PWIP6 and the Limited Partnership as loans (evidenced by operating notes) to the venture. Such loans would be provided 90% by PWIP6 and 10% by the Limited Partnership. No such loans were outstanding as of September 30, 1997.

      The venture has a property management contract with an affiliate (property manager) of the Limited Partnership. The management fee to the property manager is 5% of gross rents. Through July 30, 1988, 40% of the manager's fee was subordinated to receipt by PWIP6 and the Limited Partnership of their preference returns. At September 30, 1997 and 1996, cumulative subordinated management fees were approximately $118,000. Under terms of the venture agreement and as stated in Note 3, unpaid subordinated management fees will only be paid upon refinancing, sale, exchange or other disposition of the property.

      Amounts receivable from property manager of $11,000 and $17,000 at September 30, 1997 and 1996, respectively, represents the balances in certain intercompany accounts maintained between the property managers and the joint ventures. For the years ended September 30, 1997, 1996 and 1995 property management fees totaled $148,000, $152,000 and $142,000, respectively.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $500,000 in connection with PWIP6's investment in the joint venture.

4.  Leasing Activities
    -----------------

      The Gwinnett Mall Corners joint venture derives its income from noncancellable operating leases which expire on various dates through the year 2004. The operating property was approximately 90% leased as of September 30, 1997. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 1997 are as follows (in thousands):

            Year ending September 30:
               1998              $   3,219
               1999                  2,930
               2000                  2,652
               2001                  1,967
               2002                  1,637
               Thereafter            4,196
                                 ---------
                                 $  16,601
                                 =========

      Two of the venture's tenants individually comprise more than 10% of the venture's fiscal 1997 base rental income. These tenants operate in the clothing and household retailing and the furniture retailing industries. In addition, three of the venture's tenants individually comprise more than 10% of the Partnership's total future minimum rents. Their industry and future minimum rents are as follows (in thousands):

      Clothing and household retaile              $4,040
      Craft supply retailer                       $1,882
      Cinema                                      $1,791

5.  Notes Payable to Venturers
    --------------------------

      Notes payable to the venturers of Gwinnett Mall Corners Associates represented operating/default loans received from PWIP6 and MC III for operating purposes and consisted of the following at September 30, 1996 (in thousands):

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
                                     ====        ====        ====

      These notes payable were paid off during the year ended September 30, 1997.

      Regarding Regent's Walk Associates, during the years ended September 30, 1988 and 1987, PIK loaned the venture $25,000 and $225,000, respectively, under the terms of the venture agreement. Also, during those same years, the venture partners advanced $100,000 and $49,000, respectively, for additional renovation costs with PWIP6 providing 90% and PIK providing 10%.

      Notes payable to venturers generally bear interest at the rate of prime plus 1% (9.50% at September 30, 1997). Interest incurred and expensed on notes payable to venturers for the years ended September 30, 1997, 1996 and 1995 totalled $38,000, $49,000 and $50,000, respectively.

6.  Long-term Debt
    --------------

      Long-term debt consists of the following amounts (in thousands):

                                                        1997          1996
                                                        ----          ----

     Gwinnett  Mall Corners  Associates'
nonrecourse  mortgage  note secured by a
Deed  to   Secure   Debt  and   Security
Agreement   on   the   joint   venture's
property.  The  note  has a  term  of 10
years,  bears interest at a rate of 7.4%
per annum and requires monthly principal
and interest payments based on a 20 year
amortization  schedule. The loan matures
on December  1, 2005.  The fair value of
this  note  payable   approximated   its
carrying  value as of September 30, 1997
and 1996.                                           $ 19,221      $ 19,700

     Kentucky - Hurstbourne  Associates'
nonrecourse  promissory  note secured by
the venture's operating  property;  bore
interest  at 12.625%  through  September
30,  1992.  In  1992,  the   Partnership
exercised   an  option  to  extend   the
maturity  date of the loan to  September
30,  1999 with a 7.695%  interest  rate.
Principal  and interest  payments of $62
are due monthly,  with a balloon payment
of  $8,022  due at  maturity.  The  fair
value of this note payable  approximated
its carrying  value as of September  30,
1997 and 1996.                                         8,256         8,361

     Regent's      Walk      Associates'
nonrecourse  first mortgage note secured
by the  venture's  operating  investment
property.  The first mortgage loan bears
interest  at an annual rate of 7.32% and
requires principal and interest payments
of  $62  on  a  monthly   basis  through
maturity  on October  1, 2000,  at which
time a balloon payment of $8,500 will be
due. The fair value of this note payable
approximated  its  carrying  value as of
September 30, 1997 and 1996. 8,830 8,921
                                                    --------      --------
                                                      36,307        36,982
      Less current portion                              (727)         (675)
                                                    --------      --------
                                                    $ 35,580      $ 36,307
                                                    ========      ========

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

      Scheduled maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

                  1998                  $    727
                  1999                     8,805
                  2000                       711
                  2001                     9,153
                  2002                       691
                  Thereafter              16,220
                                        --------
                                        $ 36,307
                                        ========


Schedule III - Real Estate and Accumulated Depreciation
                             COMBINED JOINT VENTURES
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1997
                                 (In thousands)

                              Initial Cost to                Gross Amount at Which Carried at                          Life on Which
                              Partnership    Costs                          Close of period                            Depreciation
                                 Buildings   Capitalized        Buildings,                                             in Latest
                                Improvements (Removed)         Improvements                                            Income
                                & Personal   Subsequent to     & Personal       Accumulated    Date of     Date        Statement
Description Encumbrances  Land  Property     Acquisition  Land  Property  Total Depreciation  Construction Acquired    is Computed
----------  ------------  ----  --------     -----------  ----  --------  ----- ------------  ------------ --------    -----------

Shopping
 Center
Gwinnett
 County, GA    $19,221    $ 7,039  $21,509    $2,348      $7,039  $23,857  $30,896    $10,143      1985     8/28/85     5 to 30 Yrs.

Apartment
 Complex -
Louisville, KY   8,256      1,654   14,996     1,793       1,810   16,633   18,443      6,604      1973     7/25/85     5 to 30 Yrs.

Apartment
 Complex -
Overland
 Park, KS        8,830      1,092   13,922     1,303       1,092   15,225   16,317      6,550       1970    5/15/85     5 to 30 Yrs.
               -------    -------  -------   -------      ------  -------  -------    -------

               $36,307    $ 9,785  $50,427    $5,444      $9,941  $55,715  $65,656    $23,297
               =======    =======  =======    ======      ======  =======  =======    =======
 Notes:

(A) The aggregate cost of real estate owned at September 30, 1997 for Federal income tax purposes is approximately $57,708,000.
(B) See Note 5 of Notes to Combined Financial Statements for a description of the long-term mortgage debt encumbering the operating investment properties.
(C) Reconciliation of real estate owned:
                                                 1997      1996          1995
                                                 ----      ----          ----

        Balance at beginning of year           $65,140     $63,114     $62,101
        Additions and improvements                 516       2,218       1,029
        Disposals                                    -        (192)        (16)
                                               -------     -------     -------
        Balance at end of year                 $65,656     $65,140     $63,114
                                               =======     =======     =======

(D) Reconciliation of accumulated depreciation:
        Balance at beginning of year           $21,119     $19,262     $17,292
        Depreciation expense                     2,178       2,049       1,986
        Disposals                                    -        (192)        (16)
                                               -------     -------     -------
        Balance at end of year                 $23,297     $21,119     $19,262
                                               =======     =======     =======