Form 10-Q
period 1997-12-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1998-02-12
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from________to ________.

                        Commission File Number : 0-13129

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         04-2829686
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                          02110
------------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

          PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
              December 31, 1997 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                December 31  September 30
                                                -----------  ------------

Investments in joint ventures, at equity         $    3,623  $    4,183
Cash and cash equivalents                             2,099       1,918
                                                 ----------  ----------
                                                 $    5,722  $    6,101
                                                 ==========  ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $       16  $       16
Accrued expenses and other liabilities                   18          50
Partners' capital                                     5,688       6,035
                                                 ----------  ----------
                                                 $    5,722  $    6,101
                                                 ==========  ==========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at September 30, 1996                       $(1,347)    $9,971
Cash distributions                                       (3)      (300)
Net income                                                3        250
                                                    -------     ------
Balance at December 31, 1996                        $(1,347)    $9,921
                                                    =======     ======

Balance at September 30, 1997                       $(1,353)    $7,388
Cash distributions                                       (6)      (526)
Net income                                                2        183
                                                    -------     ------
Balance at December 31, 1997                        $(1,357)    $7,045
                                                    ========    ======


                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                                      1997        1996
                                                      ----        ----

Revenues:
   Interest income                                 $    29       $   47

Expenses:
   Management fees                                      39           22
   General and administrative                           54           45
                                                   -------       ------
                                                        93           67
                                                   -------       ------
Operating loss                                        (64)          (20)

Partnership's share of ventures' income               249           273
                                                   ------        ------

Net income                                         $  185        $  253
                                                   ======        ======

Net income per
  Limited Partnership Unit                         $ 3.05        $ 4.17
                                                   ======        ======

Cash distributions per Limited
  Partnership Unit                                 $ 8.77        $ 5.00
                                                   ======        ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.








                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997       1996
                                                            ----       ----
Cash flows from operating activities:
   Net income                                             $   185     $   253
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Partnership's share of ventures' income                (249)       (273)
      Changes in assets and liabilities:
      Accrued expenses and other liabilities                  (32)          -
                                                          -------     -------
        Total adjustments                                    (281)       (273)
                                                          -------     -------
        Net cash used in operating activities                 (96)        (20)

Cash flows from investing activities:
   Distributions from joint ventures                          816         715
   Cash contributions to joint ventures                       (7)           -
                                                          ------      -------
        Net cash provided by investing activities            809          715

Cash flows from financing activities:
   Cash distributions to partners                           (532)        (303)
                                                          ------      -------
Net increase in cash and cash equivalents                    181          392

Cash and cash equivalents, beginning of period             1,918        3,218
                                                          ------      -------

Cash and cash equivalents, end of period                  $2,099      $ 3,610
                                                          ======      =======









                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1997. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and September 30, 1997 and revenues and expenses for the three months ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

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

      Summarized operations of the three joint ventures for the three months ended December 31, 1997 and 1996 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
             For the three months ended December 31, 1997 and 1996
                                 (in thousands)

                                                 1997        1996
                                                 ----        ----
      Rental revenues and expense
         recoveries                           $  2,508    $  2,366
      Interest and other income                     10          10
                                              --------    --------
                                                 2,518       2,376

      Property operating expenses                  961         816
      Interest expense                             684         695
      Depreciation and amortization                624         588
                                              --------    --------
                                                 2,269       2,099
                                              --------    --------
      Net income                              $    249    $    277
                                              ========    ========

      Net income:
        Partnership's share of
          combined income                     $   249     $    277
        Co-venturers' share of
          combined income                           -            -
                                              -------     --------
                                              $   249     $    277
                                              =======     ========

               Reconciliation of Partnership's Share of Operations
             For the three months ended December 31, 1997 and 1996
                                 (in thousands)

                                                1997        1996
                                                ----        ----

      Partnership's share of combined
        income, as shown above                $   249     $    277
      Amortization of excess basis                  -           (4)
                                              -------     --------
      Partnership's share of ventures'
        income                                $   249     $    273
                                              =======     ========

3.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $39,000 and $22,000 for the three-month periods ended December 31, 1997 and 1996, respectively. Accounts payable - affiliates at both December 31, 1997 and September 30, 1997 consists of management fees of $16,000 payable to the Adviser.

      Included in general and administrative expenses for both of the three-month periods ended December 31, 1997 and 1996 is $28,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1997 and 1996 is $1,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, management is focusing on potential disposition strategies for the Partnership's three remaining investment properties. Management believes that the market values of the Partnership's two multi-family residential properties may be at or near their peak for the current market cycle. As a result, management believes it would be appropriate to explore potential opportunities to sell one or both of these properties in the near term. The investment in the Mall Corners Shopping Center currently provides the majority of the Partnership's net cash flow and would likely be held pending the dispositions of the two apartment properties. In addition, as discussed further below, there are a number of leasing issues to be addressed at Mall Corners before a sale of the property would be practical. Depending on the availability of favorable sales opportunities for the two multi-family properties and management's success in addressing the leasing issues at Mall Corners, the Partnership could be positioned for a possible liquidation within the next 2 to 3 years. There are no assurances, however, that the Partnership will be able to complete the sale of its remaining assets within this time frame.

      As of December 31, 1997, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, averaged 90% leased, unchanged from the prior quarter. As previously reported, the construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet during fiscal 1996. The 16,530 square foot space formerly occupied by this tenant comprises a significant portion of the space which is currently unleased. The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. This space is located in the rear corner of the shopping center and has less visibility from the main road than is typical for a store this size. As a result, the space has been difficult to lease. A proposal to redesign this storefront to increase visibility is under consideration. The property's leasing team is also actively marketing the other large vacant space at the Center which comprises 10,218 square feet. The 10,218 and 16,530 square foot spaces represent 90% of the total space currently available for lease at the Center. As part of an effort to generate customer traffic for the Center's other tenants during the holiday season, both of these large vacant stores were leased on a temporary basis for the first quarter of fiscal 1998. As previously reported, during the fourth quarter of fiscal 1997, one of the Center's anchor tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then reopened for an inventory liquidation sale, after which it will close permanently. Because Levitz is a sub-tenant of a national retailer, the Mall Corners joint venture will continue to collect rent on the store through the expiration of the current lease term in 2001. Additionally, Toys R Us closed its store that abuts the Mall Corners Shopping Center during the fourth quarter. This store is located on a separate parcel of land owned by Toys R Us. The store was closed in order to consolidate operations with Baby Superstore, a chain of stores that Toys R Us recently acquired. The consolidated store for this market is now located in a new nearby center. While the closing of Toys R Us does not have a direct financial impact on the Mall Corners joint venture, this vacancy does have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center. Toys R Us is actively marketing the vacant space for sale or for lease. In calendar years 1998 and 1999, small shop space leases representing approximately 16,000 and 20,000 square feet, respectively, come up for renewal. Management's success in renewing these tenants or re-leasing this space will be affected by what can be done with the Toys R Us property and the Levitz space to enhance shopper traffic at Mall Corners. The property's leasing team is seeking to work with Toys R Us and the guarantor of the rent for the former Levitz Furniture space in securing replacement tenants that will complement the existing tenant base at Mall Corners. Projects completed during the first quarter of fiscal 1998 to enhance the appearance of the Mall Corners property included an upgrade of the landscaping at the Center's entrances, the painting of the rear of the Center, the repairing, resealing and restriping of the parking lot, and the steam-cleaning of the sidewalks.

      The occupancy level at the Hurstbourne Apartments, located in Louisville, Kentucky, averaged 88% for quarter ended December 31, 1997 compared to 90% for the prior quarter. The primary reason for this decrease in average occupancy was the expiration of the leases on 17 apartments which had been leased by a corporation. The property's management team continues to offer selective rental concessions on certain unit types in an effort to increase overall occupancy. In order to enhance Hurstbourne's competitive position in its market, the property's leasing team has begun testing the market by offering prospective residents the option of an updated kitchen in their unit in return for a higher rental rate. This updated package would include new appliances, sink, countertop, cabinetry and flooring. The results of this test marketing are currently being evaluated. There is currently no new multi-family construction in the Louisville, Kentucky submarket in which Hurstbourne is located, however new projects are being proposed. In addition, a competitive apartment property in the local market is undergoing a significant improvement program. The office, clubhouse, and all of the units are being renovated, and the exteriors of the buildings have been repainted. When this program is completed, the competitor is expected to raise its rental rates, which are currently below those at Hurstbourne. It is anticipated that this will have a positive impact on Hurstbourne's leasing efforts, and it underscores the need to continue to make improvements at Hurstbourne.

      At Regent's Walk, the occupancy level averaged 95% for the quarter ended December 31, 1997 compared to 97% for the prior quarter. The Johnson County sector of the Kansas City apartment market, which includes Overland Park, currently has over 20,000 apartment units, and occupancy levels of approximately 95% have been maintained consistently since 1993. New apartment construction continues in the Southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regents Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. As a result, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area. Nonetheless, the property's management team has initiated a rental rate increase program for renewing the leases of current residents who are paying below-market rates. For such tenants, rental rate increases upon renewal will be approximately 5%. Rental rate concessions are not currently being offered. However, improvements to individual units continue to be made as incentives for residents to renew their leases. Such improvements typically consist of some combination of a new range, new vinyl kitchen flooring, wallpaper and blinds, at an average per unit cost of approximately $500. Management is currently working with our co-venture partner to develop a program to further enhance the marketability of the property. The first phase of the program will include the replacement of a number of older furnaces and air-conditioning systems. During the spring and summer, landscaping will be upgraded, and parking areas and driveways will be resurfaced. The repair and replacement of the concrete driveways and asphalt parking areas at Regent's Walk, which was originally planned for the third quarter of fiscal 1997, has been temporarily delayed. The Partnership's co-venture partner has contacted the first mortgage lender and requested that the payment for the concrete and asphalt project be made from capital expenditure reserves, which total $500,000 and are controlled by the lender. The $500,000 reserve was set aside from the proceeds of the fiscal 1995 refinancing of the Regent's Walk property. The funds were intended to be used for the remodeling of kitchens and bathrooms in the apartment units. Management now believes that less substantial remodeling of the kitchens and bathrooms is necessary and has requested that the reserve funds be made available for alternative improvements such as the driveway and parking area project and/or the repair or replacement of furnace units at the property. The lender has preliminarily indicated a willingness to consider alternative uses for the reserve funds pending the receipt of a formal proposal from the joint venture which would be subject to their approval. Management of the joint venture intends to prepare and submit such a proposal to the lender during the second quarter of fiscal 1998.

      At December 31, 1997, the Partnership had available cash and cash equivalents of approximately $2,100,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      The Partnership reported net income of $185,000 for the three months ended December 31, 1997, as compared to net income of $253,000 for the same period in the prior year. This decrease in net income is the result of a $44,000 increase in the Partnership's operating loss and a $24,000 decrease in the Partnership's share of ventures' income. The increase in the Partnership's operating loss resulted from an $18,000 decline in interest income combined with a $17,000 increase in management fees and a $9,000 increase in general and administrative expenses. The decline in interest income resulted from a reduction in the Partnership's average outstanding cash reserve balances subsequent to the special distribution made on February 14, 1997 of certain excess cash reserves, as discussed further in the Annual Report. Management fees were higher in the current period as a result of an increase in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain out-of-pocket expenses incurred by the Adviser in connection with the management of the Partnership's real estate assets during the current three-month period.

      The Partnership's share of ventures' income decreased by $24,000 primarily due to higher property operating expenses and depreciation and amortization expense at the Mall Corners and Hurstbourne properties in the current period. Property operating expenses increased mainly due additional costs incurred at the Mall Corners property during the current period to repair, reseal and restripe the parking lot. Depreciation and amortization increased due to additional capital expenditures incurred at Hurstbourne and Mall Corners over the past two years. These unfavorable changes in joint venture operating results were partially offset by an increase in rental revenues at all three properties. Rental revenues at Mall Corners for the first quarter of fiscal 1998 increased by 12% over the same period in the prior year primarily due to increases in reimbursements and percentage rent. Rental revenues at Hurstbourne and Regent's Walk were up 2% and 1%, respectively, despite small declines in occupancy at both properties, due to increases in rental rates over the past year.

                                     PART II
                                Other Information


Item 1. Legal Proceedings      NONE

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

Dated:  February 12, 1998