Form 10-Q
period 1998-03-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1998-05-12
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from_______ to _______.

                        Commission File Number : 0-13129

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             04-2829686
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                     02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
                March 31, 1998 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                  March 31   September 30
                                                  --------   ------------

Investments in joint ventures, at equity         $    3,575  $    4,183
Cash and cash equivalents                             1,956       1,918
                                                 ----------  ----------
                                                 $    5,531  $    6,101
                                                 ==========  ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $       16  $       16
Accrued expenses and other liabilities                   19          50
Partners' capital                                     5,496       6,035
                                                 ----------  ----------
                                                 $    5,531  $    6,101
                                                 ==========  ==========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                                 (In thousands)
                                                   General     Limited
                                                   Partners    Partners
                                                   --------    --------

Balance at September 30, 1996                       $(1,347)   $ 9,971
Cash distributions                                       (6)    (2,640)
Net income                                                4        410
                                                    -------    -------
Balance at March 31, 1997                           $(1,349)   $ 7,741
                                                    =======    =======

Balance at September 30, 1997                       $(1,353)   $ 7,388
Cash distributions                                      (11)    (1,052)
Net income                                                5        519
                                                    -------    -------
Balance at March 31, 1998                           $(1,359)   $ 6,855
                                                    =======    =======


                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
           For the three and six months ended March 31, 1998 and 1997
                (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended    Six Months Ended
                                         March 31,           March 31,
                                    ------------------   -----------------
                                      1998      1997       1998      1997
                                      ----      ----       ----      ----

Revenues:
   Interest income                  $    29   $    39    $   58     $    86

Expenses:
   Management fees                       38        22        77          44
   General and administrative            81        79       135         124
                                    -------   -------    ------     -------
                                        119       101       212         168
                                    -------   -------    ------     -------

Operating loss                          (90)      (62)     (154)        (82)

Partnership's share of
  unconsolidated
  ventures' income                      429       223       678         496
                                    -------   -------    ------     -------

Net income                          $   339   $   161    $  524     $   414
                                    =======   =======    ======     =======

Net income per Limited
  Partnership Unit                  $ 5.59    $  2.66    $ 8.64     $  6.83
                                    ======    =======    ======     =======

Cash distributions per Limited
  Partnership Unit                  $ 8.77    $ 39.00    $17.54     $ 44.00
                                    ======    =======    ======     =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.






                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1998      1997
                                                           ----      ----
Cash flows from operating activities:
   Net income                                         $     524    $     414
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Partnership's share of ventures' income              (678)        (496)
      Changes in assets and liabilities:
        Accrued expenses and other liabilities              (31)           3
                                                      ---------    ---------
           Total adjustments                               (709)        (493)
                                                      ---------    ---------
           Net cash used in operating activities           (185)         (79)

Cash flows from investing activities:
   Distributions from joint ventures                      1,286        1,312

Cash flows from financing activities:
   Cash distributions to partners                        (1,063)      (2,646)
                                                      ---------    ---------

Net increase (decrease) in cash and cash equivalents         38       (1,413)

Cash and cash equivalents, beginning of period            1,918        3,218
                                                      ---------    ---------

Cash and cash equivalents, end of period              $  1,956     $   1,805
                                                      ========     =========











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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and September 30, 1997 and revenues and expenses for the three and six months ended March 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $77,000 and $44,000 for the six-month periods ended March 31, 1998 and 1997, respectively. Accounts payable
- affiliates at both March 31, 1998 and September 30, 1997 consists of management fees of $16,000 payable to the Adviser.

      Included in general and administrative expenses for both of the six-month periods ended March 31, 1998 and 1997 is $56,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1998 and 1997 is $3,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operations of the three joint ventures for the three and six months ended March 31, 1998 and 1997 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                     Three Months Ended    Six Months Ended
                                          March 31,            March 31,
                                     ------------------    ----------------
                                       1998     1997        1998       1997
                                       ----     ----        ----       ----
   Rental revenues and
     expense recoveries               $2,331   $2,356      $4,839     $4,705
   Interest and other income              62       25          72         52
                                      ------   ------      ------     ------
                                       2,393    2,381       4,911      4,757

   Property operating expenses           680      836       1,641      1,653
   Interest expense                      678      696       1,362      1,391
   Depreciation and amortization         606      622       1,230      1,210
                                      ------   ------      ------     ------
                                       1,964    2,154       4,233      4,254
                                      ------   ------      ------     ------
   Net income                         $  429   $  227      $  678     $  503
                                      ======   ======      ======     ======

   Net income:
     Partnership's share of
       combined income                $  429   $  227      $  678     $  503
     Co-venturers' share of
       combined income                     -        -           -          -
                                      ------   ------      ------     ------
                                      $  429   $  227      $  678     $  503
                                      ======   ======      ======     ======

               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                     Three Months Ended     Six Months Ended
                                          March 31,              March 31,
                                     ------------------    ------------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
      Partnership's share of
        combined income, as
        shown above                  $   429   $   227     $   678     $   503
      Amortization of excess basis         -        (4)          -          (7)
                                     -------   -------     -------     -------
      Partnership's share of
        unconsolidated ventures'
        income                       $   429   $   223     $   678     $   496
                                     =======   =======     =======     =======

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

     As of March 31, 1998,  the Mall  Corners  Shopping  Center,  located in the suburban Atlanta, Georgia market, was 90% leased, unchanged from the prior quarter. As previously reported, the construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet during fiscal 1996. The 16,530 square foot space formerly occupied by this tenant comprises approximately one half of the space which is currently unleased. The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. This space is located in the rear corner of the shopping center and has less visibility from the main road than is typical for a store this size. As a result, the space has been difficult to lease. A proposal to redesign this storefront to increase visibility is under consideration. During the second quarter of fiscal 1998, two new leases were signed for a total of 4,830 square feet. One of the new leases is a ten-year commitment from a new restaurant tenant which is expected to move into the Center by mid-May following completion of improvements to the vacant space. The other new tenant is a tile and carpeting store that has signed a five-year lease and is also expected to take occupancy in May following completion of their build-out. In addition, three current tenants signed lease renewals during the quarter for their spaces that total approximately 3,170 square feet. Each of these tenants extended their leases for an additional five years at escalating rental rates.

     As previously reported, during the fourth quarter of fiscal 1997, one of the Center's anchor tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It reopened for an inventory liquidation sale, but then closed permanently during the past quarter. Because Levitz was a sub-tenant of a national retailer, the Mall Corners joint venture is entitled to continue to collect rent on the store through the expiration of the current lease term in January 2001. Additionally, Toys R Us closed its store that abuts the Mall Corners Shopping Center in 1997 in order to consolidate their operations with Baby Superstore, a chain of stores that Toys R Us recently acquired. The consolidated store for this market is now located in a new nearby center. The former store site is located on a separate parcel of land owned by Toys R Us. While the closing of this Toys R Us store does not have a direct financial impact on the Mall Corners joint venture, this vacancy does have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center. Toys R Us is actively marketing the vacant space for sale or for lease. The property's leasing team has been actively exploring leasing opportunities to protect and enhance the Center's overall position in the market as a result of the Levitz Furniture and Toys R Us store closings. This includes discussions with major retailers that may be looking to expand into this suburban Atlanta market and which would complement the existing tenant mix. If the leasing team's efforts are successful, there should be more favorable opportunities to renew expiring shop space leases or sign new leases at higher rental rates.

      The occupancy level at the Hurstbourne Apartments, located in Louisville, Kentucky, averaged 88% for quarter ended March 31, 1998, unchanged from the previous quarter. The property's leasing team was recently reorganized to improve the marketing efforts. However, the local sub-market remains soft and the leasing staff is currently offering reduced rental rates on some of the apartments that have remained vacant for a prolonged period. In order to enhance Hurstbourne's competitive position in its market, the property's leasing team has also been testing the market by offering prospective residents the option of an updated kitchen in their unit in return for a higher rental rate. This updated package would include new appliances, sink, countertop, cabinetry and flooring. The results of this test marketing are currently being evaluated. In addition to the routine replacement of carpets and appliances, property improvements completed during the second quarter included replacement of two water heaters and upgrades to the property's leasing area aimed at bolstering the marketing efforts. There is currently no new multi-family construction in the Louisville, Kentucky sub-market in which Hurstbourne is located, however new projects are being proposed. In addition, a competitive apartment property in the local market is undergoing a significant improvement program. The office, clubhouse, and all of the units are being renovated, and the exteriors of the buildings have been repainted. When this program is completed, the competitor is expected to raise its rental rates, which are currently below those at Hurstbourne. It is anticipated that this will have a positive impact on Hurstbourne's leasing efforts, and it underscores the need to continue to make improvements at Hurstbourne. As part of the Partnership's overall disposition plan, management has begun to explore potential opportunities to market the Hurstbourne Apartments for sale. Interviews are currently ongoing with local and regional brokerage firms to formulate a strategy for disposition and determine how to maximize the selling price for this asset. Formal marketing efforts are expected to commence during the second half of calendar 1998.

      At Regent's Walk, the occupancy level averaged 93% for the quarter ended March 31, 1998, compared to 95% for the prior quarter. The Partnership's management and leasing team attribute the change in the occupancy level to a lack of prospective tenants looking to rent apartments in the winter months. The Johnson County sector of the Kansas City apartment market, which includes Overland Park, currently has over 20,000 apartment units, and occupancy levels of approximately 95% have been maintained consistently since 1993. As previously reported, new apartment construction continues in the Southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regents Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. As a result, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area. Currently, rental rate concessions are not being offered at Regent's Walk, and modest rental rate increases are being implemented as new leases are signed and as leases are renewed. In addition, improvements to individual units continue to be made as incentives for residents to renew their leases. Such improvements typically consist of some combination of a new range, new vinyl kitchen flooring, wallpaper and blinds, at an average per unit cost of approximately $500. Management is currently working with the co-venture partner to develop a program to further enhance the marketability of the property. This program will ultimately include improvements to the landscaping, signage, parking and driveway areas, clubhouse, common areas, building exteriors and apartment interiors. The first phase of the program, which has been completed, focused on deferred maintenance items including the replacement of a number of older furnaces. During the spring and summer, landscaping will be upgraded and the concrete driveways and asphalt parking areas will be resurfaced. The Partnership's co-venture partner has contacted the first mortgage lender and requested that the payment for the concrete and asphalt project be made from capital expenditure reserves, which total $500,000 and are controlled by the lender. The $500,000 reserve was set aside from the proceeds of the fiscal 1995 refinancing of the Regent's Walk property. The funds were intended to be used for the remodeling of kitchens and bathrooms in the apartment units. Management now believes that less substantial remodeling of the kitchens and bathrooms is necessary and has requested that the reserve funds be made available for alternative improvements such as the driveway and parking area project. The lender has preliminarily indicated a willingness to consider alternative uses for the reserve funds pending the receipt of formal reimbursement requests from the joint venture which would be subject to their approval.

      At March 31, 1998, the Partnership had available cash and cash equivalents of approximately $1,956,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

      The Partnership reported net income of $339,000 for the three months ended March 31, 1998, as compared to net income of $161,000 for the same period in the prior year. This increase in net income is the result of a $206,000 improvement in the Partnership's share of unconsolidated ventures' income which was partially offset by a $28,000 increase in the Partnership's operating loss. The Partnership's share of ventures' income increased primarily due to lower property operating expenses at the Mall Corners, Hurstbourne and Regent's Walk properties in the current period. Property operating expenses decreased mainly due to reductions in repairs and maintenance expenses at Mall Corners and Regent's Walk, decreases in management fee expenses at Regent's Walk and Hurstbourne and a decrease in utilities expense at Hurstbourne. These favorable changes in joint venture operating results were partially offset by small declines in rental revenues at Mall Corners and Regent's Walk.

      The increase in the Partnership's operating loss resulted from a $10,000 decrease in interest income, a $16,000 increase in management fees and a $2,000 increase in general and administrative expenses. The decrease in interest income resulted from a reduction in the Partnership's average outstanding cash reserve balances subsequent to the special distribution made on February 14, 1997 of certain excess cash reserves, as discussed further in the Annual Report. Management fees increased during the current period as a result of an increase in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain out-of-pocket expenses incurred by the Adviser in connection with the management of the Partnership's real estate assets during the current three-month period.

Six Months Ended March 31, 1998
-------------------------------

      The Partnership reported net income of $524,000 for the six months ended March 31, 1998 as compared to net income of $414,000 for the same period in the prior year. This increase in net income is the result of a $182,000 increase in the Partnership's share of unconsolidated ventures' income which was partially offset by a $72,000 increase in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to an increase in combined rental revenues and expense recoveries of $134,000 and a decrease in interest expense of $29,000. Rental revenues and expense recoveries increased primarily due to an increase in reimbursements and percentage rents at Mall Corners. Interest expense decreased due to the scheduled principal payments on all three of the outstanding mortgage loans.

      The increase in the Partnership's operating loss resulted from a $28,000 decrease in interest income, a $33,000 increase in management fees and an $11,000 increase in general and administrative expenses. The decrease in interest income resulted from a reduction in the Partnership's average outstanding cash reserve balances subsequent to the special distribution made on February 14, 1997 of certain excess cash reserves, as discussed further in the Annual Report. Management fees were higher in the current period as a result of an increase in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain out-of-pocket expenses incurred by the Adviser in connection with the management of the Partnership's real estate assets.

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


                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP


                  By:  Sixth Income Properties Fund, Inc.
                       ----------------------------------
                       Managing General Partner




                              By:  /s/ Walter V. Arnold
                                   --------------------
                                   Walter V. Arnold
                                   Senior Vice President and Chief
                                   Financial Officer

Dated:  May 12, 1998