Form 10-Q
period 1998-06-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1998-08-12
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from_______to _______.

                        Commission File Number : 0-13129

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           04-2829686
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                            02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
                June 30, 1998 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                  June 30    September 30
                                                  -------    ------------

Investments in joint ventures, at equity         $   3,537   $    4,183
Cash and cash equivalents                            1,615        1,918
                                                 ---------   ----------
                                                 $   5,152   $    6,101
                                                 =========   ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $      16   $       16
Accrued expenses and other liabilities                  20           50
Partners' capital                                    5,116        6,035
                                                 ---------   ----------
                                                 $   5,152   $    6,101
                                                 =========   ==========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)
                                                   General     Limited
                                                   Partners    Partners
                                                   --------    --------

Balance at September 30, 1996                       $(1,347)   $ 9,971
Cash distributions                                      (12)    (3,161)
Net income                                                7        653
                                                    -------    -------
Balance at June 30, 1997                            $(1,352)   $ 7,463
                                                    =======    =======

Balance at September 30, 1997                       $(1,353)   $ 7,388
Cash distributions                                      (17)    (1,578)
Net income                                                7        669
                                                    -------    -------
Balance at June 30, 1998                            $(1,363)   $ 6,479
                                                    =======    =======


                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and nine months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended   Nine Months Ended
                                       June 30,            June 30,
                                  -----------------    -----------------
                                     1998      1997      1998     1997
                                     ----      ----      ----     ----

Revenues:
   Interest income                $    26   $    27    $     84  $   113

Expenses:
   Management fees                     39        39         116       83
   General and administrative          62        72         197      196
                                  -------   -------    --------  -------
                                      101       111         313      279
                                  -------   -------    --------  -------

Operating loss                        (75)      (84)       (229)    (166)

Partnership's share of
   unconsolidated
   ventures' income                   227       330         905      826
                                  -------   -------    -------- --------

Net income                        $   152   $   246     $   676  $   660
                                  =======   =======     =======  =======

Net income per Limited
  Partnership Unit                $  2.51   $  4.05     $ 11.15  $ 10.88
                                  =======   =======     =======  =======

Cash distributions per Limited
  Partnership Unit                $  8.77   $  8.69     $ 26.31  $ 52.69
                                  =======   =======     =======  =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.







                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:
   Net income                                           $   676  $   660
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Partnership's share of ventures' income              (905)    (826)
      Changes in assets and liabilities:
        Accounts payable - affiliates                         -        7
        Accrued expenses and other liabilities              (30)       6
                                                        -------  -------
           Total adjustments                               (935)    (813)
                                                        -------  -------
           Net cash used in operating activities           (259)    (153)

Cash flows from investing activities:
   Distributions from joint ventures                      1,551    1,818

Cash flows from financing activities:
   Cash distributions to partners                        (1,595)  (3,173)
                                                        -------  -------

Net decrease in cash and cash equivalents                  (303)  (1,508)

Cash and cash equivalents, beginning of period            1,918    3,218
                                                        -------  -------

Cash and cash equivalents, end of period                $ 1,615  $ 1,710
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and September 30, 1997 and revenues and expenses for the three and nine months ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $116,000 and $83,000 for the nine-month periods ended June 30, 1998 and 1997, respectively. Accounts payable
- affiliates at both June 30, 1998 and September 30, 1997 consists of management fees of $16,000 payable to the Adviser.

      Included in general and administrative expenses for the nine-month periods ended June 30, 1998 and 1997 is $83,000 and $84,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1998 and 1997 is $4,000 and $8,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      Summarized operations of the three joint ventures for the three and nine months ended June 30, 1998 and 1997 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                    ------------------    ------------------
                                      1998     1997        1998     1997
                                      ----     ----        ----     ----

   Rental revenues and
     expense recoveries               $2,376   $2,376      $7,215   $7,081
   Interest and other income              47       36         119       88
                                      ------   ------      ------   ------
                                       2,423    2,412       7,334    7,169

   Property operating expenses           895      802       2,536    2,454
   Interest expense                      676      691       2,038    2,083
   Depreciation and amortization         625      585       1,855    1,795
                                      ------   ------      ------   ------
                                       2,196    2,078       6,429    6,332
                                      ------   ------      ------   ------
   Net income                         $  227   $  334      $  905   $  837
                                      ======   ======      ======   ======

                                    Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                    ------------------    ------------------
                                      1998     1997        1998     1997
                                      ----     ----        ----     ----
   Net income:
     Partnership's share of
       combined income               $  227    $  334      $  905   $  837
     Co-venturers' share of
       combined income                    -         -           -        -
                                     ------    ------      ------   ------
                                     $  227    $  334      $  905   $  837
                                     ======    ======      ======   ======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                    ------------------    -----------------
                                      1998     1997        1998       1997
                                      ----     ----        ----       ----
      Partnership's share of
        combined income, as
        shown above                 $   227  $   334     $   905    $   837
      Amortization of excess basis        -       (4)          -        (11)
                                    -------  -------     -------    -------
      Partnership's share of
        unconsolidated
        ventures' income            $   227  $   330     $   905    $   826
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

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, management is focusing on potential disposition strategies for the Partnership's three remaining investment properties. Management believes that the market values of the Partnership's two multi-family residential properties may be at or near their peak for the current market cycle. As a result, management believes it would be appropriate to explore potential opportunities to sell one or both of these properties in the near term. The investment in the Mall Corners Shopping Center currently provides the majority of the Partnership's net cash flow and would likely be held pending the dispositions of the two apartment properties. In addition, as discussed further below, there are a number of leasing issues to be addressed at Mall Corners before a sale of the property may be practical. Depending on the availability of favorable sales opportunities for the two multi-family properties and management's success in addressing the leasing issues at Mall Corners, the Partnership could be positioned for a possible liquidation within the next 1 to 2 years. There are no assurances, however, that the Partnership will be able to complete the sale of its remaining assets within this time frame.

      As of June 30, 1998,  the Mall  Corners  Shopping  Center,  located in the suburban Atlanta, Georgia market, was 92% leased, unchanged from the prior quarter. During the third quarter, three existing tenants occupying a total of 8,825 square feet renewed their leases. A men's clothing retailer that currently leases 4,500 square feet signed a five-year lease extension that will increase their rental rate and allow them to move into an additional 750 square feet of vacant space that is contiguous to their current store location. The two other renewals were with a 1,625 square foot art supply tenant that signed a five-year renewal and a 1,950 square foot shoe retailer that extended their lease for an additional three years. Also, lease negotiations continue with two tenants that are considering an expansion of their existing stores into a portion of the Center's vacant space. If these two potential expansions occur, the Center's current occupancy would be increased by 9,074 square feet, or 3% of the Center's leasable area. As previously reported, the construction associated with the relocation and expansion of one of the property's major tenants increased the leasable area of the center from approximately 287,000 square feet to approximately 304,000 square feet during fiscal 1996. The 16,530 square foot space formerly occupied by this tenant comprises approximately one half of the space which is currently unleased. The leasing team is presently marketing this space to retailers which would complement the existing tenant mix. This space is located in the rear corner of the shopping center and has less visibility from the main road than is typical for a store this size. As a result, the space has been difficult to lease. A plan to redesign this storefront to increase visibility has been developed and is actively being marketed to prospective tenants who may customize the proposed redesign to meet their specific needs.

      As previously reported, during the fourth quarter of fiscal 1997 one of the anchor tenants at Mall Corners, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It reopened for an inventory liquidation sale, but then closed permanently during the past quarter. Because Levitz was a sub-tenant of a national retailer, the Mall Corners joint venture is entitled to continue to collect rent on the store through the expiration of the current lease term in January 2001. However, the national retailer that had sublet the store to Levitz has not paid the monthly rent due for April, May, June and July 1998. Management believes that the withholding of the rent payments represents an attempt to force the Mall Corners joint venture into accepting an economically unfavorable buy-out of the rent due over the remaining lease term. The Mall Corners joint venture has commenced legal action to enforce the terms of the existing lease. Additionally, Toys R Us closed its store that abuts the Mall Corners Shopping Center in 1997 in order to consolidate their operations with Baby Superstore, a chain of stores that Toys R Us recently acquired. The consolidated store for this market is now located in a new nearby center. The former store site is located on a separate parcel of land owned by Toys R Us. While the closing of this Toys R Us store does not have a direct financial impact on the Mall Corners joint venture, this vacancy does have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center. Toys R Us is actively marketing the vacant space for sale or for lease. The property's leasing team has been actively exploring leasing opportunities to protect and enhance the Center's overall position in the market as a result of the Levitz Furniture and Toys R Us store closings. This includes discussions with major retailers that may be looking to expand into this suburban Atlanta market and which would complement the existing tenant mix. If the leasing team's efforts are successful, there should be more favorable opportunities to renew expiring shop space leases or sign new leases at higher rental rates.

      The occupancy level at the Hurstbourne Apartments, located in Louisville, Kentucky, averaged 93% for quarter ended June 30, 1998, up from 88% for the previous quarter. As previously reported, the primary reason for the prior low occupancy levels was the expiration of the leases on 17 apartments during the quarter ended September 30, 1997. These units had been leased by a corporation. The primary reason for the lack of improvement until now in the level of occupancy was the seasonal decrease in the number of prospective tenants looking to rent units during the winter months. Last quarter the property's leasing and management team was reorganized as part of an effort to improve their marketing strategies for this property. This reorganized team implemented an aggressive marketing program at the end of last quarter. This program was designed to increase the number of prospective tenants looking to lease units at the property and to retain as much of the existing resident base as possible. These efforts were successful for the quarter ended June 30, 1998 and the team is optimistic that there will be further improvements and that occupancy levels will stabilize in the 95% range. As previously reported, the Partnership and its co-venture partner have been exploring potential opportunities to market Hurstbourne Apartments for sale during calendar year 1998. Last quarter the Partnership and its co-venture partner held discussions concerning potential marketing strategies for selling the Hurstbourne property. During the current quarter, the Partnership and its co-venture partner solicited marketing proposals from several real estate brokerage firms. After reviewing their respective proposals and conducting interviews, the Partnership and its co-venture partner selected a national brokerage firm that has experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized by late May 1998, and an extensive marketing campaign began in early June 1998.

      At Regent's Walk, the occupancy level averaged 92% for the quarter ended June 30, 1998, compared to 93% for the prior quarter. The Partnership's management and leasing team attribute the change in the occupancy level to the implementation of rent increases and to an increase in competition in the local market. As previously reported, new apartment construction continues in the southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regents Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. In order to continue to remain competitive with the newer apartment communities and as part of a plan to improve rental rates and increase value, the Partnership is working with its co-venture partner on a program that is expected to enhance the marketability of Regent's Walk. The first phase of the program, which was completed last winter, included the replacement of 60 older furnaces. The second phase, which began this spring, includes improvements to the landscaping; repair and repaving of the asphalt parking areas and concrete driveways; and repair and painting of building exteriors. The painting project is currently underway, and at the end of the third quarter seven of the property's 19 buildings were completed. Subsequent phases will include the redesign and refurbishing of the clubhouse, pool and leasing areas, as well as the updating of building common areas, additional upgrades to apartment interiors, and additional replacement of heating and air-conditioning systems. The Partnership's co-venture partner has contacted the first mortgage lender and requested that the payment for the concrete and asphalt project be made from capital expenditure reserves, which total $500,000 and are controlled by the lender. The $500,000 reserve was set aside from the proceeds of the fiscal 1995 refinancing of the Regent's Walk property. The funds were intended to be used for the remodeling of kitchens and bathrooms in the apartment units. Management now believes that less substantial remodeling of the kitchens and bathrooms is necessary and has requested that the reserve funds be made available for alternative improvements such as the driveway and parking area project. The lender has preliminarily indicated a willingness to consider alternative uses for the reserve funds pending the receipt of formal reimbursement requests from the joint venture which would be subject to their approval.

      At June 30, 1998, the Partnership had available cash and cash equivalents of approximately $1,615,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported net income of $152,000 for the three months ended June 30, 1998, as compared to net income of $246,000 for the same period in the prior year. This decrease in net income is the result of a $103,000 decrease in the Partnership's share of unconsolidated ventures' income, which was partially offset by a $9,000 decrease in the Partnership's operating loss. The Partnership's share of ventures' income decreased primarily due to higher property operating expenses at Regent's Walk during the current period. Property operating expenses increased mainly due to an increase in repairs and maintenance expense. The higher repairs and maintenance costs reflect the general improvement program implemented at the property during the current fiscal year, as discussed further above. In addition, depreciation expense increased at the Mall Corners and Hurstbourne properties. Depreciation expense increased due to significant additions to fixed assets at both properties during fiscal 1997.

      The decrease in the Partnership's operating loss resulted from a $10,000 decrease in general and administrative expenses. General and administrative expenses declined mainly due to differences in the timing of certain services compared to the same period in the prior year.

Nine Months Ended June 30, 1998
-------------------------------

      The Partnership reported net income of $676,000 for the nine months ended June 30, 1998 as compared to net income of $660,000 for the same period in the prior year. This increase in net income is the result of a $79,000 increase in the Partnership's share of unconsolidated ventures' income, which was partially offset by a $63,000 increase in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to an increase in combined rental revenues and expense recoveries of $165,000 and a decrease in interest expense of $45,000. Rental revenues and expense recoveries increased primarily due to an increase in reimbursements and percentage rents at Mall Corners, and an increase in rental rates at Hurstbourne. Interest expense decreased due to the scheduled principal payments on all three of the outstanding mortgage loans. The increase in rental revenues and the decrease in interest expense were partially offset by increases in property operating expenses and depreciation expense of $82,000 and $60,000, respectively. Property operating expenses increased due to higher repairs and maintenance expenses at both Regent's Walk and Mall Corners. Depreciation expense increased due to significant additions to fixed assets at Hurstbourne and Mall Corners during fiscal 1997.

      The increase in the Partnership's operating loss resulted from a $29,000 decrease in interest income, a $33,000 increase in management fees and an $1,000 increase in general and administrative expenses. The decrease in interest income resulted from a reduction in the Partnership's average outstanding cash reserve balances subsequent to the special distribution made on February 14, 1997 of certain excess cash reserves, as discussed further in the Annual Report. Management fees were higher for the nine months ended June 30, 1998 as a result of an increase in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain professional fees.

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


                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP


                  By:  Sixth Income Properties Fund, Inc.
                       ---------------------------------
                            Managing General Partner




                              By:  /s/ Walter V. Arnold
                                   ---------------------
                                    Walter V. Arnold
                                    Senior Vice President and Chief
                                    Financial Officer

Dated:  August 11, 1998