Form 10-K405
period 1998-09-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1999-03-30
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-12087


             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
September 17, 1984, as supplemented

Current Report on Form 8-K                                        Part IV
dated November 16, 1998

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                 Page

Item    1   Business                                                      I-1

Item    2   Properties                                                    I-3

Item    3   Legal Proceedings                                             I-4

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
              Reports on Form 8-K                                        IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-28

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 1998 one of the Partnership's original investments had been sold and another investment had been lost through foreclosure proceedings. As of September 30, 1998, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                     Date of
Name and Type of Property               Acquisition of   Type of
Location                        Size      Interest       Ownership (1)
----------------------------    ----      ----------     -------------------

Regent's Walk Associates        255       5/15/85        Fee ownership of land
Regent's Walk Apartments        units                    and improvements
Overland Park, Kansas                                    (through joint venture)

Kentucky-Hurstbourne
  Associates (2)                409       7/25/85        Fee ownership of land
Hurstbourne Apartments          units                    and improvements
Louisville, Kentucky                                     (through joint venture)

Gwinnett Mall Corners
  Associates                    304,000   8/28/85        Fee ownership of land
Mall Corners Shopping Center    gross                    and improvements
Gwinnett County, Georgia        leasable                 (through joint venture)
                                sq. ft.

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

(2) Subsequent to year-end, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement.

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

      Through September 30, 1998, the Limited Partners had received cumulative cash distributions from operations totalling approximately $20,294,000, or $348.00 per original $1,000 investment for the Partnership's earliest investors. Of this amount, $2,040,000, or $34 per original $1,000 investment, represents a return of capital paid on February 14, 1997 from the excess proceeds from the refinancing of Mall Corners, the release of the escrowed funds from the sale of the Partnership's interest in the 150 Broadway Office Building and Partnership cash reserves which exceeded expected future requirements. The remaining distributions have been paid from operating cash flow. A substantial portion of these cash distributions paid to date has been sheltered from current taxable income. Subsequent to year-end, the sale of the Hurstbourne Apartments resulted in a special distribution of $9,300,000, or $155 per original $1,000 investment, which was paid on December 15, 1998 to unit holders of record on November 16, 1998. As discussed further in Item 7, approximately $3,641,000 of the total net proceeds from the sale of the Hurstbourne Apartments has been added to the Partnership`s cash reserves for potential investment in the two remaining assets. The Partnership reinstated the payment of regular quarterly cash distributions effective for the quarter ended June 30, 1994 at an annualized rate of 2% on original invested capital. Distributions had been discontinued in 1990 primarily due to the cash deficits associated with the Partnership's two commercial properties, Northbridge Office Centre and the 150 Broadway Office Building, which investments have since been disposed of, as discussed further above. Distributions were increased to an annualized rate of 3.6% and 3.63% on remaining invested capital for the quarters ended March 31, 1997 and June 30, 1997 and remained at 3.63% through the end of fiscal 1998. Because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate will be reduced from 3.63% to 2.50% beginning with the payment to be made on May 15, 1999 for the quarter ending March 31, 1999.

      After the sale of the Hurstbourne property subsequent to year-end, the Partnership retains an interest in two of its five original investment properties. However, the loss of the investment in Northbridge, which represented 25% of the Partnership's original investment portfolio, in all likelihood, will result in the Partnership's inability to return the full amount of the original invested capital to the Limited Partners. The amount of the original capital that will be returned will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Regent's Walk and Mall Corners investments could be completed by the end of calendar year 1999. The sales of the two remaining properties would be followed by an orderly liquidation of the Partnership.

      The remaining properties in which the Partnership has an interest are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment projects also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances.

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

Item 2. Properties

      As of September 30, 1998, the Partnership owned interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                         Percent Leased At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1998
                              12/31/97   3/31/98    6/30/98   9/30/98  Average
                              --------   -------    -------   -------  -------

Regent's Walk Apartments        95%        93%        92%      94%      94%

Hurstbourne Apartments          88%        88%        93%      95%      91%

Mall Corners Shopping Center    90%        90%        92%      97%      92%


Item 3. Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1998, there were 3,769 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1998.


Item 6.  Selected Financial Data

                   Paine Webber Income Properties Six Limited Partnership
                      (In thousands, except per Unit data)

                                                          Years Ended September 30,
                                     ----------------------------------------------------------------
                                        1998         1997         1996         1995         1994
                                        ----         ----         ----         ----         ----


Revenues                            $   106         $   237       $   259      $   361      $    106

Operating loss                      $  (301)        $  (148)      $   (92)     $   (60)     $ (1,302)

Partnership's share of
  unconsolidated
  ventures' income                  $ 1,128         $ 1,263       $   874      $   322      $    522

Net income (loss)                   $   827         $ 1,115       $   782      $   262      $   (780)

Per Limited Partnership Unit:

  Net income (loss)                 $ 13.64         $ 18.40       $ 12.89      $  4.33      $ (12.86)

  Cash distributions from
    operations                      $ 35.08         $ 27.46       $ 20.00      $ 20.00      $   5.00

  Cash distributions from sale,
    refinancing or other
    disposition transactions              -         $ 34.00             -            -             -

Total assets                        $ 4,778         $ 6,101       $ 8,658      $ 9,100      $ 10,036


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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $60,000,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $51,889,000 was originally invested in five operating investment properties through joint ventures. As previously reported, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996, and the Partnership's interest in the Northbridge Office Centre was lost through foreclosure proceedings in fiscal 1992. As of September 30, 1998, the Partnership had joint venture investments in three remaining operating properties, which consisted of one retail shopping center and two multi-family apartment complexes. As discussed further below, one of the apartment properties was sold subsequent to year-end. At the present time the Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      On November 16, 1998, subsequent to the Partnership's fiscal year-end, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership has an interest, sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center and the Regent's Walk Apartments. The sale of the Hurstbourne property will result in a gain for financial reporting purposes in the first quarter of fiscal 1999.

      As previously reported, the Partnership and its co-venture partner had been exploring potential opportunities to market Hurstbourne Apartments for sale during calendar year 1998. The Partnership and its co-venture partner subsequently selected a national brokerage firm with experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized and an extensive marketing campaign began in early June 1998. Hurstbourne Apartments was widely marketed to over 325 prospective purchasers. Of these prospects, approximately 75 requested and received the complete marketing package. Thirty-two offers were subsequently received from these prospective buyers to acquire the property. As a result of the high level of interest and wide range of offers, twenty of the prospective buyers were then invited to participate in two additional rounds of revised offers. Ultimately seven of these prospective purchasers elected to increase their offers in the final round. After interviewing each prospective buyer and conducting review of their financial capabilities and previous acquisitions, the Partnership and its co-venture partner selected an offer. A purchase and sale contract with the prospective purchaser was signed on October 2, 1998. In accordance with the provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work on November 9, 1998 and made a non-refundable deposit of $425,000. The transaction closed as described above on November 16, 1998.

      The Partnership had previously increased its distribution rate from 2.0% to 3.6% per annum on remaining invested capital of $966 per original $1,000 investment for the quarter ended March 31, 1997. The distribution rate was adjusted upward slightly to 3.63% per annum effective with the distribution paid on August 15, 1997 for the quarter ended June 30, 1997 and has remained at that level through the end of fiscal 1998. However, because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate will decrease from 3.63% to 2.50% beginning with the payment to be made on May 15, 1999 for the quarter ending March 31, 1999.

      As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investments in its portfolio. As part of the efforts to prepare the two remaining properties for sale, the Partnership continues to work with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Regents Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999.

      The Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, averaged a 92% leasing level during fiscal 1998, compared to 90% for fiscal 1997. This improvement was the result of certain leasing gains achieved in the third and fourth quarters of fiscal 1998 which resulted in the property being 97% leased at year-end. As previously reported, the property's leasing team had been aggressively marketing the 16,530 square foot space that was formerly owned by Michaels Arts and Crafts. This space is located in the rear corner of the shopping center and has less visibility from the main road than is typical for a store this size. As a result, the space had been difficult to lease. A plan to redesign this storefront to increase visibility was developed and actively marketed to prospective tenants who could customize the proposed redesign to meet their specific needs. As a result of these leasing efforts, a new five-year lease was signed with a men's suit retailer for the entire 16,530 square feet. This new tenant finished remodeling the space and opened for business in December. The addition of this new tenant complements the existing tenant mix and is expected to increase the marketability of the Center's remaining vacancies.

      The property's leasing team continues to actively pursue leasing opportunities to protect and enhance the Center's overall position in the marketplace as a result of the Levitz furniture and Toys R Us store closings described below. This includes discussions with major retailers that may be interested in expanding into this suburban Atlanta market. As previously reported, during the fourth quarter of fiscal 1997, one of the Center's tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then temporarily reopened for an inventory liquidation sale, after which it was closed permanently. Because Levitz is a sub-tenant of a national retailer, the Mall Corners joint venture expects to collect rent on the store through the expiration of the current lease term in 2001. However, the national retailer that had sublet the store to Levitz has not paid the monthly rent due since April 1998. As previously reported, this appears to be an attempt to force the Mall Corners joint venture into accepting an economically unfavorable buy-out of the rent due over the remaining lease term. The Mall Corners joint venture has commenced legal action to enforce the terms of the existing lease. During the fourth quarter, the national retailer filed a motion for summary judgement in an attempt to deny the joint venture's claims for rental payments and potentially delay the court action. The joint venture's counsel has answered this motion and anticipates that the summary judgement will not be granted.

      As previously reported, Toys R Us closed its store that abuts the Mall Corners Shopping Center in September 1997. This store is located on a separate parcel of land owned by Toys R Us. The store was closed in order to consolidate operations with Baby Superstore, a chain of stores acquired by Toys R Us. The consolidated store for this market is now located in a new nearby center. While the closing of Toys R Us does not have a direct financial impact on the Mall Corners joint venture, this vacancy does have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center. Toys R Us is actively marketing the vacant space for sale or for lease. In calendar years 1998 and 1999, small shop space leases representing approximately 16,000 and 20,000 square feet, respectively, come up for renewal at Mall Corners. Management's success in renewing these tenants or re-leasing this space will be affected by what can be done with the Toys R Us property and the Levitz space to enhance shopper traffic at Mall Corners. In addition, the Partnership and its co-venture partner are currently having discussions with Upton's Department Store, the shopping center's mini-anchor tenant, regarding a potential major expansion of its store. While such an expansion would require a significant investment by the Partnership, it is expected that it would have a substantial impact on the property's market value. A detailed cost/benefit analysis of this possible expansion project is presently underway.

      At Regent's Walk, the occupancy level averaged 94% for fiscal 1998 compared to 97% for fiscal 1997. The property's leasing and management team attributes the lower occupancy levels to the implementation of rent increases and to new competition. The Johnson County sector of the Kansas City apartment market, which includes Overland Park, currently has over 20,000 apartment units, and occupancy levels of approximately 95% have been maintained consistently since 1993. New apartment construction continues in the Southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regent's Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. As a result, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area. The property's leasing team is continuing with the rent increase program that is designed to maximize rental revenues and value. Increases of approximately 4% are being implemented as leases are renewed or as new leases are signed. As noted in previous reports, in order to remain competitive with the newer apartment communities and as part of a plan to improve rental rates and increase value, the Partnership is working with the co-venture partner on a program that is expected to enhance the marketability of Regent's Walk. The first phase of the program, which was completed last winter, included the replacement of 60 older furnaces. The second phase, which began last spring, includes improvements to landscaping, repair and repaving of driveways and parking areas, and repair and repainting of building exteriors. The project to paint the property's 19 buildings was completed during the fourth quarter. The third phase, which is currently underway, involves the refurbishing of the clubhouse, leasing areas, and model apartment. As noted in the third quarter report, the Partnership's co-venture partner had contacted the first mortgage lender and requested the release of the lender-controlled capital expenditure reserves, which totalled $500,000, to pay for a portion of the capital improvement projects undertaken at the property. The $500,000 reserve was set aside from the proceeds of the fiscal 1995 refinancing of Regent's Walk. The funds were intended to be used for the remodeling of kitchens and bathrooms in the apartment units. Management now believes that less substantial remodeling of the kitchens and bathrooms is necessary and requested that the reserve funds be made available for alternative improvements such as the driveway and parking area project and the painting of the building exteriors. The lender had indicated a willingness to consider alternative uses for the reserve funds pending the receipt of formal reimbursement requests from the joint venture which were to be subject to their approval. Through September 30, 1998, a total of $378,089 had been approved and released from the renovation escrow. The balance of the funds were approved and released subsequent to year-end.

      At September 30, 1998, the Partnership had available cash and cash equivalents of approximately $1,344,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners, as discussed further above. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated within the next one to two years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership reported net income of $827,000 for the year ended September 30, 1998 as compared to net income of $1,115,000 for the prior year. This decrease in net income is the result of a $135,000 decrease in the Partnership's share of ventures' income and a $153,000 increase in the Partnership's operating loss. The decrease in the Partnership's share of ventures' income was primarily due to a $321,000 increase in combined expenses. Combined expenses increased mainly due to an increase in property operating expenses of $365,000. Property operating expenses increased primarily due to a significant increase in repairs and maintenance expenses at Regent's Walk as a result of the overall enhancement program implemented during fiscal 1998, as discussed further above. The higher property operating expenses were partially offset by an increase of $143,000 in combined revenues and a decrease in interest expense of $65,000. Combined revenues increased mainly due higher rental revenues at Mall Corners due to the leasing gains referred to above and increases in rental rates on the new leases signed over the past 12 months. The decline in interest expense was the result of the scheduled amortization of the outstanding loan principal balances.

      The unfavorable change in the Partnership's operating loss resulted from a decrease in interest income of $131,000 and an increase in management fee expense of $34,000. Interest income decreased due to a decline in the average amount of the Partnership's cash reserves as a result of a special distribution made in February 1997. Management fees increased due to the increase during fiscal 1997 in the Partnership's distributable cash upon which management fees are based, as discussed further above.

1997 Compared to 1996
---------------------

      The  Partnership  reported  net  income of  $1,115,000  for the year ended
September 30, 1997 as compared to net income of $782,000 for the prior year. This increase in net income was the result of a $389,000 increase in the Partnership's share of ventures' income, which was partially offset by a $56,000 increase in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to a $289,000 increase in combined revenues and a $143,000 decrease in combined expenses. Combined revenues increased mainly due higher rental revenues at Mall Corners due to increases in rental rates on the new leases signed during fiscal 1997. Rental revenues at both the Hurstbourne and Regent's Walk properties were up only slightly compared to fiscal 1996. The decrease in combined expenses was primarily attributable to a decrease in the interest, real estate tax and property operating expense categories, which were partially offset by an increase in depreciation and amortization expense. Interest expense decreased mainly due to the lower interest rate obtained on the Mall Corners mortgage note, which was refinanced at the end of the first quarter of fiscal 1996. Real estate tax expense decreased due to a decline in real estate tax assessments at all three properties during fiscal 1997. Property operating expenses decreased mainly due to a reduction in repairs and maintenance and general administrative expenses at the Hurstbourne joint venture and a decrease in general and administrative expenses at Mall Corners. The reductions in property operating expenses at Hurstbourne and Mall Corners during fiscal 1997 were partially offset by an increase in repairs and maintenance related costs at Regent's Walk.

      The unfavorable change in the Partnership's operating loss resulted from the combined effect of a decline in total revenues and an increase in management fee expense. Total revenues declined primarily due to the income recognition that occurred in fiscal 1996 for the $100,000 received for the Partnership's interest in the 150 Broadway Office Building. This was offset, in part, by an increase of $78,000 in interest income during fiscal 1997. Management fees increased due to the increase during fiscal 1997 in the Partnership's distributable cash upon which management fees are based, as discussed further above.

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

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past 2 years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market continues to suffer from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

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

Inflation
---------

      The Partnership completed its fourteenth full year of operations in 1998 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may result in an increase in revenues, as well as operating expenses, at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment property have short-term leases, generally of six-to-twelve months in duration. Rental rates at this property can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                      Office                      Age     to Office
      ----                      ------                      ---     ---------

Bruce J. Rubin          President and Director              39      8/22/96
Terrence E. Fancher     Director                            45     10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           51     10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               56      4/25/84 *
Timothy J. Medlock      Vice President and Treasurer        37       6/1/88
Thomas W. Boland        Vice President and Controller       36      12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1991 through the first half of fiscal 1994. Distributions were reinstated at an annual rate of 2% on original invested capital effective for the third quarter of fiscal 1994. During fiscal 1997, the distribution rate was increased to 3.6% on remaining invested capital effective for the second quarter of fiscal 1997 and to 3.63% on remaining invested capital effective for the third quarter of fiscal 1997. Distributions have remained at that level through the end of fiscal 1998. Because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate will be reduced to 2.5% for the quarter ended March 31, 1999. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $155,000 for the year ended September 30, 1998. No incentive management fees were earned during fiscal 1998.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1998 is $111,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1998. A Current Report on Form 8-K dated November 16, 1998 was filed subsequent to year-end to report the sale of the Hurstbourne Apartments and is hereby incorporated herein by reference.

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

Dated:  January 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  January 13, 1999
   -----------------------                             ----------------
   Bruce J. Rubin
   Director






By:/s/ Terrence E. Fancher                      Date:  January 13, 1999
   -----------------------                             ----------------
   Terrence E. Fancher
   Director



                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                INDEX TO EXHIBITS



                                                              Page Number in the Report
Exhibit No.         Description of Document                   or Other Reference
-----------         -----------------------                   --------------------------

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


(13)                Annual Reports to Limited Partners        No Annual Report for the year
                                                              ended September 30, 1998 has  been
                                                              sent to the Limited Partners.
                                                              An Annual Report will be sent to
                                                              the Limited Partners subsequent to
                                                              this filing.

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

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Six Limited Partnership:

      Report of independent auditors                                      F-2

      Balance sheets as of September 30, 1998 and 1997                    F-3

      Statements of income for the years ended September 30, 1998,
         1997 and 1996                                                    F-4

      Statements of changes in partners' capital (deficit) for the
         years ended September 30, 1998, 1997 and 1996                    F-5

      Statements of cash flows for the years ended September 30, 1998,
         1997 and 1996                                                    F-6

      Notes to financial statements                                       F-7

Combined  Joint   Ventures  of  Paine  Webber  Income   Properties  Six  Limited
Partnership:

      Report of independent auditors                                     F-16

      Combined balance sheets as of September 30, 1998 and 1997          F-17

      Combined statements of income and changes in ventures' capital
        for the years ended September 30, 1998, 1997 and 1996            F-18

      Combined statements of cash flows for the years ended September
        30, 1998, 1997 and 1996                                          F-19

      Notes to combined financial statements                             F-20

      Schedule III - Real Estate and Accumulated Depreciation            F-28


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

                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Six Limited Partnership:

     We have audited the accompanying balance sheets of Paine Webber Income Properties Six Limited Partnership as of September 30, 1998 and 1997, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Six Limited Partnership at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.






                                         /s/ERNST & YOUNG LLP
                                         --------------------
                                            ERNST & YOUNG LLP




Boston, Massachusetts
December 18, 1998

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                     ASSETS

                                                       1998             1997
                                                       ----             ----

Investments in joint ventures, at equity           $   3,434        $   4,183
Cash and cash equivalents                              1,344            1,918
                                                   ---------        ---------
                                                   $   4,778        $   6,101
                                                   =========        =========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      16        $      16
Accrued expenses and other liabilities                    27               50
                                                   ---------        ---------
      Total liabilities                                   43               66

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net loss                                  (816)            (824)
   Cumulative cash distributions                        (552)            (530)

  Limited Partners ($1,000 per unit; 60,000
    Units issued):
   Capital contributions, net of offering costs       53,959           53,959
   Cumulative net loss                               (27,563)         (28,382)
   Cumulative cash distributions                     (20,294)         (18,189)
                                                   ---------        ---------
      Total partners' capital                          4,735            6,035
                                                   ---------        ---------
                                                   $   4,778        $   6,101
                                                   =========        =========



















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the years ended September 30, 1998, 1997 and 1996
                     (In thousands, except per Unit amounts)

                                               1998         1997        1996
                                               ----         ----        ----
Revenues:
   Interest income                        $      106    $     237   $     159
   Income from sale of second
     mortgage interest                             -            -         100
                                          ----------    ---------   ---------
                                                 106          237         259

Expenses:
   Management fees                               155          121          88
   General and administrative                    252          264         263
                                          ----------    ---------   ---------
                                                 407          385         351
                                          ----------    ---------   ---------
Operating loss                                  (301)        (148)        (92)

Partnership's share of ventures' income        1,128        1,263         874
                                          ----------    ---------   ---------

Net income                                $      827    $   1,115   $     782
                                          ==========    =========   =========

Per Limited Partnership Unit:
   Net income                                 $13.64       $18.40      $12.89
                                              ======       ======      ======

   Cash distributions                         $35.08       $61.46      $20.00
                                              ======       ======      ======

   The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.























                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)


                                  General        Limited
                                  Partners       Partners        Total
                                  --------       --------        -----

Balance at September 30, 1995     $ (1,342)      $ 10,397        $  9,055

Cash distributions                     (13)        (1,200)         (1,213)

Net income                               8            774             782
                                  --------       --------        --------

Balance at September 30, 1996       (1,347)         9,971           8,624

Cash distributions                     (17)        (3,687)         (3,704)

Net income                              11          1,104           1,115
                                  --------       --------        --------

Balance at September 30, 1997       (1,353)         7,388         $ 6,035

Cash distributions                     (22)        (2,105)         (2,127)

Net income                               8            819             827
                                  --------       --------        --------

Balance at September 30, 1998     $ (1,367)      $  6,102        $  4,735
                                  ========       ========        ========























                             See accompanying notes.



             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                       1998        1997        1996
                                                       ----        ----        ----

Cash flows from operating activities:
  Net income                                           $    827    $   1,115   $    782
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Partnership's share of ventures' income               (1,128)      (1,263)      (874)
   Income from sale of second mortgage interest               -            -       (100)
   Changes in assets and liabilities:
     Accounts payable - affiliates                            -            6         (5)
     Accrued expenses and other liabilities                 (23)          26         (6)
                                                       --------    ---------   --------
       Total adjustments                                 (1,151)      (1,231)      (985)
                                                       --------    ---------   ---------
       Net cash used in operating activities               (324)        (116)      (203)
                                                       --------    ---------   --------

Cash flows from investing activities:
  Distributions from joint ventures                       1,877        2,520      2,019
  Proceeds from sale of investment in
   150 Broadway Office Building                               -            -        100
                                                       --------    ---------   --------

       Net cash provided by investing activities          1,877        2,520      2,119
                                                       --------    ---------   --------


Cash flows from financing activities:
  Distributions to partners                             (2,127)       (3,704)    (1,213)
                                                       --------    ---------   --------
       Net cash used in financing activities            (2,127)       (3,704)    (1,213)
                                                       --------    ---------   --------

Net (decrease) increase in cash and
   cash equivalents                                       (574)       (1,300)       703

Cash and cash equivalents, beginning of year             1,918         3,218      2,515
                                                       --------    ---------   --------

Cash and cash equivalents, end of year                 $ 1,344     $   1,918   $  3,218
                                                       =======     =========   ========


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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, comprised of two multi-family apartment complexes, two commercial office buildings and one retail shopping center. As discussed further in Note 5, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996. In addition, during fiscal 1992 the Partnership forfeited its interest in the other office building, Northbridge Office Centre, as a result of certain defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the Northbridge property were unsuccessful. The Partnership's three remaining investments are described in Note 4. Subsequent to year-end, on November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership has an interest, sold its operating investment property, the Hurstbourne Apartments. See Note 4 for a further discussion of this transaction.

      The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Regent's Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.

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

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of September 30, 1998 and 1997 due to the short-term maturities of these instruments.

      No provision for income taxes has been made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the taxable loss incurred will be allocated among the partners. The principal differences between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principles (GAAP) relate to the methods used to determine the depreciation expense on the unconsolidated operating investment properties and the treatment of the sale of the Partnership's second mortgage interest in the 150 Broadway investment during fiscal 1996.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $155,000, $121,000 and $88,000 for the years ended September 30, 1998, 1997 and 1996, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at September 30, 1998 and 1997 consist of management fees payable to the Adviser.

      Included  in  general  and  administrative  expenses  for the years  ended
September  30,  1998,  1997  and  1996  is  $111,000,   $111,000  and  $107,000,
respectively,  representing  reimbursements  to an  affiliate  of  the  Managing
General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000, $9,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.  Investments in Joint Ventures
    -----------------------------

      The Partnership has investments in three joint ventures at September 30, 1998 and 1997. The joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                        Condensed Combined Balance Sheets
                           September 30, 1998 and 1997
                                 (In thousands)
                                     Assets

                                                            1998        1997
                                                            ----        ----

      Current assets                                     $  2,260    $  1,996
      Operating investment properties, net                 41,414      42,359
      Other assets                                            973       1,140
                                                         --------    --------
                                                         $ 44,647    $ 45,495
                                                         ========    ========

                       Liabilities and Venturers' Capital

      Current liabilities                                $ 11,379    $  2,691
      Other liabilities                                       280         278
      Long-term debt                                       26,775      35,580

      Partnership's share of combined capital               2,742       3,474

      Co-venturers' share of combined capital               3,471       3,472
                                                         --------    --------
                                                         $ 44,647    $ 45,495
                                                         ========    ========

                   Reconciliation of Partnership's Investment
                                 (in thousands)

                                                            1998        1997
                                                            ----        ----

      Partnership's share of capital, as shown above $ 2,742 $ 3,474 Partnership's share of current
        liabilities and long-term debt                        692         709
                                                         --------    --------
      Investments in unconsolidated joint ventures,
        at equity                                        $  3,434    $  4,183
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)

                                                 1998       1997         1996
                                                 ----       ----         ----
      Rental revenues and
        expense recoveries                    $ 9,833     $ 9,648     $ 9,414
      Interest income                              54          96          41
                                              -------     -------     -------
                                                9,887       9,744       9,455

      Property operating expenses               3,578       3,213       3,358
      Depreciation and amortization             2,444       2,423       2,288
      Interest expense                          2,737       2,802       2,935
                                              -------     -------     -------
                                                8,759       8,438       8,581
                                              -------     -------     -------
      Net income                              $ 1,128     $ 1,306     $   874
                                              =======     =======     =======

      Partnership's share of combined income  $ 1,128     $ 1,306     $   874
      Co-venturers' share of combined income        -           -           -
                                              -------     -------     -------
                                              $ 1,128     $ 1,306     $   874
                                              =======     =======     =======

               Reconciliation of Partnership's Share of Operations
                                 (in thousands)

                                                1998        1997         1996
                                                ----        ----         ----

   Partnership's share of combined
     income, as shown above                   $ 1,128     $ 1,306     $   874
   Amortization of excess basis                     -         (43)          -
                                              -------     -------     -------
   Partnership's share of unconsolidated
     ventures' income                         $ 1,128     $ 1,263     $   874
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

      Investments in joint ventures, at equity, on the accompanying balance sheets is comprised of the following joint venture investments (in thousands):

                                                 1998        1997
                                                 ----        ----

      Regent's Walk Associates               $   253     $    815
      Kentucky-Hurstbourne Associates           3,686       3,757
      Gwinnett Mall Corners Associates           (505)       (389)
                                             --------    --------
                                             $  3,434    $  4,183
                                             ========    ========

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                1998         1997        1996
                                                ----         ----        ----

      Regent's Walk Associates               $    406    $    635    $    500
      Kentucky-Hurstbourne Associates             674         518         503
      Gwinnett Mall Corners Associates            797       1,367       1,016
                                             --------    --------    --------
                                             $  1,877    $  2,520    $  2,019
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

      The joint venture agreement provides that the Partnership will receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after the Partnership has received its cumulative preferred return, the co-venturer is entitled to a preference return of $7,000 for each fiscal quarter which is cumulative only for amounts due in any one fiscal year. Any remaining cash flow is to be used to pay interest on any notes from the joint venture to the partners and then is to be distributed to the partners, with the Partnership receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder. During the year ended September 30, 1998, the Partnership's preferred return aggregated $656,000, while net cash available for distribution amounted to $139,000. The total unpaid cumulative preferred return payable to the Partnership amounted to $3,318,000 as of September 30, 1998. The cumulative unpaid preference return is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the venture's financial statements.

      Taxable income or tax loss is to be allocated to the partners based on their proportionate share of cash distributions. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is needed by the joint venture for any reason including payment of the Partnership's preference return, prior to June 1, 1992, the co-venturer was required to make loans to the joint venture up to a total of $250,000. After the joint venture has borrowed $250,000 from the co-venturer, if the joint venture requires additional funds for purposes other than distributions, then it will be provided 90% by the Partnership and 10% by the co-venturer. As of September 30, 1998, the joint venture had loans payable to the co-venturer and the Partnership aggregating $264,882 and $133,943, respectively.

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

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee was 4% of the gross rents collected from the property until June 1, 1990 when the fee increased to 5% of the gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents was to be payable only to the extent of cash flow remaining after the Partnership had received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds and are limited to a maximum of $100,000, as specified in the agreement. Total subordinated management fees as of September 30, 1998 exceed this $100,000 limitation. Effective October 1, 1997, the management fee was reduced to 2.5%, all of which is payable as earned.

b.  Kentucky-Hurstbourne Associates
    -------------------------------

      On July 25, 1985, the Partnership acquired an interest in Kentucky-Hurstbourne Associates, a Delaware general partnership that owns and operates Hurstbourne Apartments, a 409-unit apartment complex located in Louisville, Kentucky. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of the Paragon Group. The initial aggregate cash investment by the Partnership for its interest was approximately $8,716,000 (including an acquisition fee of $500,000 paid to the Adviser). The apartments are encumbered by a nonrecourse first mortgage loan with a balance of $8,144,000 as of September 30, 1998. This mortgage loan was scheduled to mature in September 1999.

      On November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds to the Partnership of approximately $12,941,000 after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the net proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its two remaining investment properties. The sale of the Hurstbourne property will result in a gain for financial reporting purposes in the first quarter of fiscal 1999.

      Taxable income or tax loss of the joint venture was to be allocated to the Partnership and co-venturer in proportion to the distribution of net cash flow subject to the following: first, the co-venturer was not to be allocated less than 10% of the net income or net loss; second, the co-venturer was not to be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the venture's income and losses for the years ended September 30, 1998, 1997 and 1996 being allocated in a manner different from that provided in the venture agreement such that none of the losses were allocated to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocation of taxable income or tax loss.

      Any proceeds arising from a refinancing, sale, exchange or other disposition of property were to be distributed first to the payment of unpaid principal and accrued interest on the outstanding first mortgage loan. Any remaining proceeds were to be distributed in the following order: repayment of unpaid operating loans and accrued interest thereon to the Partnership and the co-venturer; the amount of any undistributed preference payments to the Partnership for the period through July 31, 1989 ($1,354,000); $10,056,000 to the Partnership; $684,000 to the co-venturer; the amount of any unpaid subordinated management fees to the property manager ($118,000); $9,000,000 distributed 90% to the Partnership and 10% to the co-venturer; $4,500,000 distributed 80% to the Partnership and 20% to the co-venturer with any remaining balance distributed 70% to the Partnership and 30% to the co-venturer.

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

      The joint venture agreement provides that the Partnership will receive from cash flow, as defined, an annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the Partnership's preference return described above through November 1, 1990, the co-venturer was required to fund to the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. During 1990, the venture partners reached an agreement as to the cumulative deficiencies to be funded by the co-venturer, which totalled $665,000. Cumulative total preference distributions in arrears at September 30, 1998 amounted to $2,247,000, which includes minimum guaranteed distributions in arrears of $308,000. The minimum guaranteed distributions are accrued in the venture's financial statements. However, the remaining unpaid preference return is payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the venture's financial statements.

      The co-venturer is entitled to receive quarterly non-cumulative, subordinated returns of $38,000. Due to insufficient cash flow, the co-venturer received no distributions for any of the three years in the period ended September 30, 1998. Any remaining cash flow, as defined, after payments of the co-venturer's preference return, shall be distributed first to the Initial Property Manager (an affiliate of the co-venturer) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by the Partnership and the co-venturer to the joint venture. The next $500,000 is to be distributed 80% to the Partnership and 20% to the co-venturer. The next $500,000 of cash flow in any year in excess of such returns will be distributed 70% to the Partnership and 30% to the co-venturer and the remaining balance is to be distributed 60% to the Partnership and 40% to the co-venturer.

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

      If additional cash is required for any reason in connection with operations of the Joint Venture, it will be provided 70% by the Partnership and 30% by the co-venturer (operating loans). The rate of interest on such loans shall equal the lesser of the rate announced by the First National Bank of Boston as its prime or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. There were no operating/default loans required in fiscal 1998, 1997 or 1996. Operating/default loans of $89,000 were required in fiscal years prior to 1991. Such loans were repaid in fiscal 1997. Total interest incurred and expensed for these loans amounted to $0, $950 and $11,500 in fiscal years 1998, 1997 and 1996, respectively. No interest was accrued on these loans at September 30, 1998 and 1997.

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

      In the third quarter of fiscal 1991, due to a deterioration in the commercial real estate market in New York City which adversely affected property operations, the owner of the 150 Broadway Office Building defaulted on its mortgage loan obligations and filed for bankruptcy protection in July 1991. During fiscal 1993, the Partnership reached a settlement agreement involving both the first mortgage lender and the owner. Under this agreement, which was approved by the bankruptcy court and declared effective on June 15, 1993, the Partnership agreed to restructure its second mortgage position. During fiscal 1995, the Partnership agreed to assign its second mortgage interest in the 150 Broadway Office Building to an affiliate of the borrower in return for a payment of $400,000. Subsequently, the borrower was unable to perform under the terms of this agreement and the Partnership agreed to reduce the required cash compensation to $300,000. The Partnership received $200,000 of the agreed upon sale proceeds during the second quarter of fiscal 1995. The remaining $100,000 was funded into an escrow account on May 31, 1995, to be released upon the resolution of certain matters between the borrower and the first mortgage holder but in no event later than June 10, 1996. In April 1996, the borrower and the first mortgage lender resolved their remaining issues and released the $100,000 plus accrued interest to the Partnership. With the release of the escrowed funds, the Partnership's interest in and any obligations related to the 150 Broadway Office Building were terminated.

6.   Subsequent Event
     ----------------

      On November 13, 1998, the Partnership distributed $526,000 to the Limited Partners, $6,000 to the General Partners and $22,000 to the Adviser as an asset management fee for the quarter ended September 30, 1998.

      On November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property. On December 15, 1998 the Partnership distributed $9,300,000 of the sale proceeds to the Limited Partners. See Note 4 for a discussion of this transaction.

                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Six Limited Partnership:


      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership as of September 30, 1998 and 1997, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership at September 30, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                               /s/ERNST & YOUNG LLP
                                               --------------------
                                                  ERNST & YOUNG LLP



Boston, Massachusetts
November 16, 1998

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1998 and 1997
                                 (In thousands)

                                     ASSETS
                                                            1998          1997
                                                            ----          ----
Current assets:
   Cash and cash equivalents                             $  1,206    $    825
   Prepaid expenses                                            21          27
   Accounts receivable - affiliates                             -          11
   Accounts receivable from tenants and others                475         193
   Cash reserve for capital expenditures                      351         729
   Cash reserve for insurance and taxes                       207         211
                                                         --------    --------
      Total current assets                                  2,260       1,996

Cash reserve for tenant security deposits                      28          63

Capital contributions receivable from
   Mall Corners III                                           665         665

Operating investment properties, at cost:
   Land                                                     9,941       9,941
   Buildings, improvements and equipment                   56,960      55,715
                                                         --------    --------
                                                           66,901      65,656
   Less accumulated depreciation                          (25,487)    (23,297)
                                                         --------    --------
      Net operating investment properties                  41,414      42,359

Deferred expenses, net of accumulated
  amortization of $3,342 in 1998 and $3,055 in 1997           280         412
                                                         --------    --------
                                                         $ 44,647    $ 45,495
                                                         ========    ========

                       LIABILITIES AND VENTURERS' CAPITAL
Current liabilities:
   Distributions payable to venturers                    $    558    $    575
   Notes payable to venturers                                 399         399
   Current portion of long-term debt                        8,805         727
   Accounts payable and accrued expenses                      551          62
   Accounts payable - affiliate                                25          30
   Accrued interest                                           634         602
   Accrued real estate taxes                                  182         162
   Other liabilities                                          225         134
                                                         --------    --------
      Total current liabilities                            11,379       2,691

Long-term debt                                             26,775      35,580

Tenant security deposits                                      280         278

Venturers' capital                                          6,213       6,946
                                                         --------    --------
                                                         $ 44,647    $ 45,495
                                                         ========    ========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
              PAINEWEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended September 30, 1998, 1996 and 1995
                                 (In thousands)

                                               1998       1997        1996
                                               ----       ----        ----

Revenues:
  Rental income and expense
    reimbursements                           $  9,833    $  9,648   $   9,414
  Interest income                                  54          96          41
                                             --------    --------   ---------
                                                9,887       9,744       9,455

Expenses:
  Interest                                      2,737       2,802       2,935
  Depreciation                                  2,190       2,178       2,049
  Property taxes                                  620         575         639
  Insurance                                       110         110         118
  Management fees                                 255         353         351
  Maintenance and repairs                       1,162         717         727
  Utilities                                       582         594         554
  General and administrative                      218         246         334
  Salaries                                        600         584         606
  Amortization                                    253         245         240
  Other                                            32          34          28
                                             --------    --------   ---------
                                                8,759       8,438       8,581
                                             --------    --------   ---------

Net income                                      1,128       1,306         874

Distributions to venturers                     (1,861)     (2,246)     (2,081)

Venturers' capital, beginning of year           6,946       7,886       9,093
                                             --------    --------   ---------

Venturers' capital, end of year              $  6,213    $  6,946   $   7,886
                                             ========    ========   =========


                             See accompanying notes.


                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1998, 1997 and 1996
                           Increase (Decrease) in Cash
                                 (In thousands)
                                                            1998         1997         1996
                                                            ----         ----         ----

Cash flows from operating activities:
  Net income                                                $  1,128    $  1,306      $    874
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                               2,443       2,423         2,288
   Amortization of deferred financing costs                       34          34            34
   Changes in assets and liabilities:
     Prepaid expenses                                              6          90           (66)
     Accounts receivable - affiliates                             11           6             4
     Accounts receivable from tenants and others                (282)        (68)          (51)
     Cash reserve for capital expenditures                       378         332          (549)
     Cash reserve for insurance and taxes                          4         (64)          138
     Cash reserve for tenant security deposits                    35         (10)          (13)
     Accounts payable and accrued expenses                       489          (6)          (69)
     Accounts payable - affiliate                                 (5)          1             3
     Accrued interest                                             32         (66)           57
     Accrued real estate taxes                                    20         (44)          (65)
     Other liabilities                                            91          19            13
     Tenant security deposits                                      2           9             1
                                                            --------    --------      --------
        Total adjustments                                      3,258       2,656         1,725
                                                            --------    --------      --------
        Net cash provided by operating activities              4,386       3,962         2,599
                                                            --------    --------      --------
Cash flows from investing activities:
  Additions to operating investment properties                (1,245)       (516)       (2,218)
  Payment of leasing commissions                                (155)        (55)         (171)
                                                            --------    --------      --------
        Net cash used in investing activities                 (1,400)       (571)       (2,389)
                                                            --------    --------      --------

Cash flows from financing activities:
  Distributions to venturers                                  (1,878)     (2,432)       (1,819)
  Proceeds from issuance of long-term debt                         -           -        20,000
  Debt acquisition costs                                           -           -          (499)
  Payments to venturers for notes payable                          -         (89)            -
  Principal payments on long-term debt                          (727)       (675)      (17,742)
                                                            --------    --------      --------
        Net cash used in financing activities                 (2,605)     (3,196)          (60)
                                                            --------    --------      --------

Net increase in cash and cash equivalents                        381         195           150

Cash and cash equivalents, beginning of year                     825         630           480
                                                            --------    --------      --------

Cash and cash equivalents, end of year                      $  1,206    $    825      $    630
                                                            ========    ========      ========

Cash paid during the year for interest                      $  2,671    $  2,834      $  2,844
                                                            ========    ========      ========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership (PWIP6) include the accounts of PWIP6's three unconsolidated joint venture investees as of September 30, 1998. Gwinnett Mall Corners Associates, a Georgia general partnership, was organized on August 28, 1985, by PWIP6 and Mall Corners III, Ltd., a Georgia limited partnership (MC III), to acquire and operate a 304,000 square foot shopping center located in Gwinnett County, Georgia. Regent's Walk Associates was organized on April 25, 1985 in accordance with a joint venture agreement between PWIP6 and Peterson Interests of Kansas, Inc. (PIK). The joint venture was organized to purchase and operate a 255-unit apartment complex known as Regent's Walk Apartments in Overland Park, Kansas. The apartment complex was purchased on May 15, 1985. Kentucky-Hurstbourne Associates was organized on July 25, 1985 in accordance with a joint venture agreement between PWIP6 and Hurstbourne Apartments Company, Ltd. (Limited Partnership). The joint venture was organized to purchase and operate a 409-unit apartment complex known as Hurstbourne, Kentucky. Subsequent to year-end, on November 16, 1998 Kentucky-Hurstbourne Associates sold the Hurstbourne Apartments. See Note 3 for a description of this transaction. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and PWIP6, which owns a majority financial interest but does not have voting control in each joint venture.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying combined financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.

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

3.  Partnership Agreements and Related Party Transactions
    -----------------------------------------------------

      Gwinnett Mall Corners Associates
      --------------------------------

      The Mall Corners joint venture agreement provides that PWIP6 will receive from cash flow, as defined, a annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the PWIP6 preference return described above through November 1, 1990, MC III was required to fund the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. PWIP6 and MC III were in disagreement as to the amount of deficiencies to be funded by MC III through September 30, 1989. During 1990, the partners reached an agreement as to the cumulative deficiencies to be funded by MC III. This agreement resulted in a decrease to the receivable from MC III and a decrease in MC III's capital of $245,000. The joint venture made distributions to PWIP6 of $1,047,000 in fiscal 1998. Cumulative preferred distributions in arrears at September 30, 1998 amounted to approximately $2,247,000 including minimum guaranteed distributions in arrears of $308,000. The minimum guaranteed distributions are accrued in the accompanying financial statements. However, the remainder of the cumulative preferred distributions are payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the accompanying financial statements.

      The receivable from MC III totaled $665,000 at September 30, 1998 and 1997. The receivable is guaranteed by the partners of MC III, however, the venture is subject to credit loss to the extent the guarantors are unable to fulfill their obligation. The venture does not anticipate nonperformance by MC III due to their interest in the venture and the underlying value of the venture's assets.

      MC III is entitled to receive quarterly non-cumulative, subordinated returns of $38,000 each quarterly period, subject to available cash flow. Due to insufficient cash flow, MC III received no distributions for any of the three years in the period ended September 30, 1998. Any remaining cash flow, as defined, after payment of MC III's preferred return, is to be distributed to the Initial Property Manager (an affiliate of MC III) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by PWIP6 and MC III to the joint venture. The next $500,000, if any, is to be distributed 80% to PWIP6 and 20% to MC III, the second $500,000, if any, is to be distributed 70% to PWIP6 and 30% to MC III and the remaining balance, if any, is to be distributed 60% to PWIP6 and 40% to MC III.

      Taxable income or tax loss is allocated to PWIP6 and MC III based on the proportionate percentage of net cash flow distributed; if no net cash flow has been distributed, 100% to PWIP6. Allocations of the joint venture's operations between PWIP6 and MC III for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with operations of the joint venture, it is to be provided 70% by PWIP6 and 30% by MC III in the form of operating loans. The rate of interest shall equal the lesser of the rate announced by the First National Bank of Boston as its prime rate or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. PWIP6 made a temporary advance of $200,000 to the venture during fiscal 1995 to fund a good faith deposit required in connection with the refinancing transaction described in Note 6. Such funds were returned to PWIP6 in fiscal 1996 subsequent to the closing of the refinancing transaction. There were no operating/default loans required in fiscal 1998, 1997 or 1996. Operating/default loans of $89,000 were required in fiscal years prior to 1991 (see Note 5). These loans were repaid during fiscal 1997. Total interest incurred and expensed for these loans amounted to $0, $950 and $11,500 in fiscal years 1998, 1997 and 1996, respectively. No interest was accrued on these loans at September 30, 1998 and 1997.

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

      The joint venture has entered into a property management contract with an affiliate of MC III (the Initial Property Manager), cancellable at PWIP6's option upon the occurrence of certain events. The management fee is equal to 3% of gross rents, as defined, of which 1.5% was subordinated to the receipt by PWIP6 of its guaranteed preferred return through November 1990. Management fees incurred in 1998, 1997 and 1996 were $97,000, $103,000 and $97,000, respectively. The property manager has provided maintenance and leasing services to the joint venture totalling $171,000, $85,000 and $199,000 in 1998, 1997 and 1996, respectively.

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

      During the year ended September 30, 1998, PWIP6's preferred return amounted to $656,000, while net cash available for distribution amounted to $139,000. The total unpaid cumulative preferred return payable to PWIP6 amounted to $3,318,000 as of September 30, 1998. Such amount is payable only in the event that sufficient future cash flow or sale or refinancing proceeds are available. Accordingly, the unpaid preferred return has not been accrued in the accompanying financial statements.

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

      The venture agreement provides for a capital reserve account to be used solely for specified enhancement programs, capital expenditures, or at the discretion of PWIP6 up to $150,000 of capital or operating expenses of the joint venture. Such account was established in the initial amount of $845,000 and was funded from partner capital contributions. An additional $124,000 was added by capital contributions from PWIP6 during the year ended September 30, 1986;
$49,000 was added by partners' loans in 1987, and $100,000 was added by partners' loans in 1988. Beginning in January 1991, for each month of operations an amount equal to 3% of the total amount of estimated operating expenses in the budget as approved by the partners, is to be added to the reserve. During the period October 1, 1991 through September 30, 1998, capital expenditures exceeded required deposits to the reserve and therefore no additions to the reserve have been made during this most recent three-year period. The balance in the reserve account at both September 30, 1998 and 1997 was $11,000 and was invested in a savings account.

      The joint venture entered into a property management contract with an affiliate ("property manager") of PIK. The management fee was 4% of gross rents, as defined until June 1, 1990 when the fee increased to 5% of gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents was to be payable only to the extent of cash flow remaining after PWIP6 has received its preferred return. Any payments not made pursuant to the above are payable only out of sale or refinancing proceeds as specified in the agreement. As of September 30, 1998, deferred management fees exceed the $100,000 limitation referred to above. As of October 1, 1997, the management fee was reduced to 2.5%, all of which is payable as earned.

      At September 30, 1998 and 1997, $5,000 and $9,000, respectively, was due to the property manager for management fees. For the years ended September 30, 1998, 1997 and 1996 property management fees totalled $63,000, $102,000 and $103,000, respectively. During 1998, 1997 and 1996, management fees of $25,000, $25,000 and $25,000, respectively, were subordinated as described above.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $390,000 in connection with PWIP6's investment in the joint venture.

      Kentucky - Hurstbourne Associates
      ---------------------------------

      Subsequent to year-end, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to PWIP 6 after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to PWIP6's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. PWIP 6 and its co-venture partner had been exploring potential opportunities to market the Hurstbourne Apartments for sale during calendar year 1998. During the second quarter of fiscal 1998, PWIP6 and its co-venture partner held discussions concerning potential marketing strategies. During the third quarter of fiscal 1998, PWIP6 and its co-venture partner solicited marketing proposals from several real estate brokerage firms. After reviewing their respective proposals and conducting interviews, PWIP6 and its co-venture partner selected a national brokerage firm that has experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized by late May 1998, and an extensive marketing campaign began in early June 1998. A purchase and sale agreement with the prospective buyer was signed on October 2, 1998, and the transaction closed on November 16, 1998, as described above. The sale of the Hurstbourne property will result in a gain for financial reporting purposes to be recognized in fiscal 1999.

      The taxable income or tax losses of the joint venture was to be allocated to PWIP6 and the Limited Partnership in proportion to the distribution of net cash flow, provided that the Limited Partnership was not to be allocated less than ten percent of the taxable net income or tax losses, and the Limited Partnership was not to be allocated net profits in excess of net cash flow distributed to it during the fiscal year.

      Any proceeds arising from a refinancing, sale, exchange or other disposition of property were to be distributed first to the payment of unpaid principal and accrued interest on any outstanding notes. Any remaining proceeds were to be distributed in the following order: repayment of unpaid principal and accrued interest on all outstanding operating notes to PWIP6 and the Limited Partnership; the amount of any undistributed preference payments to PWIP6 for the period through July 31, 1989 ($1,354,000); $10,056,000 to PWIP6; $684,000 to
the Limited Partnership; the amount of any unpaid subordinated management fees to the property manager ($118,000); $9,000,000 distributed 90% to PWIP6 and 10% to the Limited Partnership; $4,500,000 distributed 80% to PWIP6 and 20% to the Limited Partnership; with any remaining balance distributed 70% to PWIP6 and 30% to the Limited Partnership.

      The venture had a property management contract with an affiliate (property manager) of the Limited Partnership until April 1, 1997. The management fee to the related property manager was 5% of gross rents. Through July 30, 1988, 40% of the manager's fee was subordinated to receipt by PWIP6 and the Limited Partnership of their preference returns. At September 30, 1998 and 1997, cumulative subordinated management fees payable to the related property manager were approximately $118,000. Under terms of the venture agreement and as stated in Note 3, unpaid subordinated management fees were only to be paid upon refinancing, sale, exchange or other disposition of the property. For the years ended September 30, 1998, 1997 and 1996 property management fees paid to the related property manager totalled $0, $74,000 and $152,000, respectively.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $500,000 in fiscal 1985 in connection with PWIP6's investment in the joint venture.

4.  Leasing Activities
    ------------------

      The Gwinnett Mall Corners joint venture derives its income from noncancellable operating leases which expire on various dates through the year 2010. The operating property was approximately 97% leased as of September 30, 1998. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 1998 are as follows (in thousands):

            Year ending September 30:

               1999               $  3,574
               2000                  3,287
               2001                  2,673
               2002                  2,330
               2003                  1,972
               Thereafter            4,214
                                  --------
                                  $ 18,050
                                  ========

      Two of the venture's tenants individually comprise more than 10% of the venture's fiscal 1998 base rental income. These tenants operate in the clothing and household retailing and the furniture retailing industries. In addition, two of the venture's tenants individually comprise more than 10% of the Partnership's total future minimum rents. Their industry and future minimum rents are as follows (in thousands):

      Clothing and household retailer        $3,849
      Craft supply retailer                  $2,079


5.  Notes Payable to Venturers
    --------------------------

      Regarding Regent's Walk Associates, during the years ended September 30, 1988 and 1987, PIK loaned the venture $25,000 and $225,000, respectively, under the terms of the venture agreement. Also, during those same years, the venture partners advanced $100,000 and $49,000, respectively, for additional renovation costs with PWIP6 providing 90% and PIK providing 10%.

      Notes payable to venturers generally bear interest at the rate of prime plus 1% (9.50% at September 30, 1998). Interest incurred and expensed on notes payable to venturers for the years ended September 30, 1998, 1997 and 1996 totalled $38,000, $38,000 and $49,000, respectively.

6.  Long-term Debt
    --------------

      Long-term debt consists of the following amounts (in thousands):

                                                        1998         1997
                                                        ----         ----

     Gwinnett  Mall Corners  Associates'
     nonrecourse  mortgage  note secured
     by  a  Deed  to  Secure   Debt  and
     Security  Agreement  on  the  joint
     venture's property.  The note has a
     term of 10 years, bears interest at
     a  rate  of  7.4%  per   annum  and
     requires   monthly   principal  and
     interest  payments  based  on  a 20
     year  amortization   schedule.  The
     loan  matures on  December 1, 2005.
     The fair value of this note payable
     approximated  its carrying value as
     of  September  30,  1998 and  1997.                $18,705      $19,221

     Kentucky - Hurstbourne  Associates'
     nonrecourse promissory note secured
     by    the    venture's    operating
     property;  bore interest at 12.625%
     through   September  30,  1992.  In
     1992, the Partnership  exercised an
     option to extend the maturity  date
     of the loan to  September  30, 1999
     with  a   7.695%   interest   rate.
     Principal and interest  payments of
     $62 are due monthly, with a balloon
     payment of $8,022 due at  maturity.
     The fair value of this note payable
     approximated  its carrying value as
     of  September  30,  1998 and  1997.                  8,144        8,256

     Regent's      Walk      Associates'
     nonrecourse   first  mortgage  note
     secured by the venture's  operating
     investment   property.   The  first
     mortgage loan bears  interest at an
     annual  rate of 7.32% and  requires
     principal and interest  payments of
     $62  on  a  monthly  basis  through
     maturity  on October  1,  2000,  at
     which  time a  balloon  payment  of
     $8,500 will be due.  The fair value
     of this note  payable  approximated
     its carrying  value as of September
     30,  1998  and  1997.                                8,731        8,830
                                                        -------      -------
                                                         35,580       36,307

     Less current  portion                               (8,805)        (727)
                                                        -------      -------
                                                        $26,775      $35,580
                                                        =======      =======


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

     Scheduled maturities of long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

                  1999                   $ 8,805
                  2000                       712
                  2001                     9,152
                  2002                       691
                  2003                       744
                  Thereafter              15,476
                                         -------
                                         $35,580
                                         =======



Schedule III - Real Estate and Accumulated Depreciation

                             COMBINED JOINT VENTURES
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1998
                                 (In thousands)


                         Initial Cost to                 Gross Amount at Which Carried at                              Life on Which
                            Partnership       Costs            Close of period                                         Depreciation
                                Buildings,  Capitalized           Buildings,                                           in Latest
                              Improvements   (Removed)          Improvements                                           Income
                               & Personal  Subsequent to        & Personal         Accumulated  Date of      Date      Statement
Description Encumbrances Land   Property   Acquisition    Land  Property   Total   Depreciation Construction Acquired  is Computed
----------- ------------ ----   --------   -----------    ----  --------   -----   ----------- ------------- --------  -----------

Shopping
 Center -
Gwinnett
 County,
GA             $18,705   $ 7,039  $21,509   $2,626        $7,039   $24,135   $31,174    $11,077     1985      8/28/85   5 to 30 Yrs.

Apartment
 Complex -
Louisville,
 KY              8,144     1,654    4,996    2,166         1,810    17,006    18,816      7,311     1973      7/25/85   5 to 30 Yrs.

Apartment
 Complex -
Overland Park,
 KS              8,731     1,092   13,922    1,897         1,092    15,819    16,911      7,099     1970      5/15/85   5 to 30 Yrs.
               -------    ------  -------   ------        ------   -------   -------    -------
               $35,580    $9,785  $50,427   $6,689        $9,941   $56,960   $66,901    $25,487
               =======    ======  =======   ======        ======   =======   =======    =======
 Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1998 for Federal  income  tax  purposes  is  approximately  $58,150.
(B) See  Note 5 of  Notes to Combined  Financial  Statements for a description of the long-term mortgage debt encumbering the operating investment properties.
(C) Reconciliation of real estate owned:
                                                            1998        1997        1996
                                                            ----        ----        ----

        Balance at beginning of year                        $65,656     $65,140     $63,114
        Additions and improvements                            1,245         516       2,218
        Disposals                                                 -           -        (192)
                                                            -------    --------     -------
        Balance at end of year                              $66,901    $ 65,656     $65,140
                                                            =======    ========     =======

(D) Reconciliation of accumulated depreciation:
        Balance at beginning of year                        $23,297     $21,119     $19,262
        Depreciation expense                                  2,190       2,178       2,049
        Disposals                                                 -           -        (192)
                                                            -------     -------     -------
        Balance at end of year                              $25,487     $23,297     $21,119
                                                            =======     =======     =======
