Form 10-Q
period 1998-12-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1999-03-30
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-13129


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

                                 BALANCE SHEETS
              December 31, 1998 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                               December 31    September 30
                                               -----------    ------------

Investments in joint ventures, at equity       $      363      $   3,434
Cash and cash equivalents                           4,833          1,344
                                               ----------      ---------
                                               $    5,196      $   4,778
                                               ==========      =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                  $       14      $      16
Accrued expenses and other liabilities                 65             27
                                               ----------      ---------
      Total liabilities                                79             43

Partners' capital                                   5,117          4,735
                                               ----------      ---------
                                               $    5,196      $   4,778
                                               ==========      =========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                  General        Limited
                                                  Partners       Partners
                                                  --------       --------

Balance at September 30, 1997                     $(1,353)       $ 7,388
Cash distributions                                     (6)          (526)
Net income                                              2            183
                                                  --------       -------
Balance at December 31, 1997                      $(1,357)       $ 7,045
                                                  =======        =======

Balance at September 30, 1998                     $(1,367)       $ 6,102
Cash distributions                                     (6)        (9,826)
Net income                                            102         10,112
                                                  -------        -------
Balance at December 31, 1998                      $(1,271)       $ 6,388
                                                  =======        =======

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                            1998            1997
                                            ----            ----

Revenues:
   Interest income                       $    85           $    29
   Other income                                3                 -
                                         -------           -------
                                              88                29

Expenses:
   Management fees                            36                39
   General and administrative                101                54
                                         -------           -------
                                             137                93
                                         -------           -------

Operating loss                               (49)              (64)

Partnership's share of gain on sale
   of operating investment property       10,319                 -

Partnership's share of
   ventures' income (losses)                 (56)              249
                                         -------           -------

Net income                               $10,214           $   185
                                         =======           =======

Net income per Limited
  Partnership Unit                       $168.53           $  3.05
                                         =======           =======

Cash distributions per Limited
  Partnership Unit                       $163.77           $  8.77
                                         =======           =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:
   Net income                                          $ 10,214    $    185
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Partnership's share of gain on sale
         of operating investment property               (10,319)          -
       Partnership's share of ventures' income
         (losses)                                            56        (249)
       Changes in assets and liabilities:
         Accounts payable - affiliates                       (3)          -
         Accrued expenses and other liabilities              39         (32)
                                                       --------    --------
           Total adjustments                            (10,227)       (281)
                                                       --------    --------
           Net cash used in operating activities            (13)        (96)

Cash flows from investing activities:
   Distributions from joint ventures                     13,334         816
   Cash contributions to joint ventures                       -          (7)
                                                       --------    --------
           Net cash provided by investing activities     13,334         809

Cash flows from financing activities:
   Cash distributions to partners                        (9,832)       (532)
                                                       --------    --------

Net increase in cash and cash equivalents                 3,489         181

Cash and cash equivalents, beginning of period            1,344       1,918
                                                       --------    --------
Cash and cash equivalents, end of period               $  4,833    $  2,099
                                                       ========    ========




                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1998. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and September 30, 1998 and revenues and expenses for the three months ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Regent's Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $36,000 and $39,000 for the three-month periods ended December 31, 1998 and 1997, respectively. Accounts payable - affiliates at December 31, 1998 and September 30, 1998 consist of management fees of $14,000 and $16,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the three-month periods ended December 31, 1998 and 1997 is $29,000 and $28,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the three-month periods ended December 31, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Joint Ventures
    -----------------------------

      As of December 31, 1998, the Partnership has investments in two remaining joint ventures which own operating investment properties (three at September 30, 1998) as more fully described in the Partnership's Annual Report. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the joint ventures for the three months ended December 31, 1998 and 1997 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
             For the three months ended December 31, 1998 and 1997
                                 (in thousands)

                                                 1998           1997
                                                 ----           ----

   Rental revenues and expense recoveries     $  2,028         $2,508
   Interest and other income                        13             10
   Gain on sale of operating investment
      property                                  11,245              -
                                              --------         ------
                                                13,286          2,518

   Property operating expenses                     688            961
   Interest expense                                779            684
   Depreciation and amortization                   630            624
                                              --------         ------
                                                 2,097          2,269
                                              --------         ------
   Net income                                 $ 11,189         $  249
                                              ========         ======

   Net income:
     Partnership's share of combined
       income                                 $ 10,263         $  249
     Co-venturers' share of combined
       income                                      926              -
                                              --------         ------
                                              $ 11,189         $  249
                                              ========         ======

      The Partnership's share of the combined income of the joint ventures is presented as follows on the accompanying statements of income (in thousands):

                                                 1998           1997
                                                 ----           ----
      Partnership's share of ventures'
        income (losses)                       $    (56)        $  249
      Partnership's share of gain on sale
        of operating investment property        10,319              -
                                              --------         ------
                                              $ 10,263         $  249
                                              ========         ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership has an interest, sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center and the Regent's Walk Apartments. The sale of the Hurstbourne property resulted in a gain of $11,245,000 for financial reporting purposes in the first quarter of fiscal 1999. The Partnership's share of such gain was $10,319,000.

      As previously reported, the Partnership and its co-venture partner had been exploring potential opportunities to market the Hurstbourne Apartments for sale during calendar year 1998. The Partnership and its co-venture partner subsequently selected a national brokerage firm with experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized and an extensive marketing campaign began in early June 1998. Hurstbourne Apartments was widely marketed to over 325 prospective purchasers. Of these prospects, approximately 75 requested and received the complete marketing package. Thirty-two offers were subsequently received from these prospective buyers to acquire the property. As a result of the high level of interest and wide range of offers, twenty of the prospective buyers were then invited to participate in two additional rounds of revised offers. Ultimately seven of these prospective purchasers elected to increase their offers in the final round. After interviewing each prospective buyer and conducting review of their financial capabilities and previous acquisitions, the Partnership and its co-venture partner selected an offer. A purchase and sale contract with the prospective purchaser was signed on October 2, 1998. In accordance with the provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work on November 9, 1998 and made a non-refundable deposit of $425,000. The transaction closed as described above on November 16, 1998. Because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the Partnership's annual distribution rate will decrease from 3.63% to 2.50%. The rate will be adjusted beginning with the payment to be made on May 14, 1999, for the quarter ending March 31, 1999.

      The Partnership continues to focus on potential disposition strategies for the two remaining investments in its portfolio. As part of the efforts to prepare the two remaining properties for sale, the Partnership continues to work with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Regents Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999.

      As of December 31, 1998, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 97% leased and 81% occupied. During the quarter, a 1,380 square foot new lease was signed with a professional school for a three-year term, and two tenants, occupying a total of 2,200 square feet, renewed their leases. The property's leasing team continues to actively pursue leasing opportunities to protect and enhance the Center's overall marketplace as a result of the Levitz Furniture and Toys R Us store closings described below. As noted above, a portion of the sale proceeds from the sale of the Hurstbourne Apartments has been reserved to complete remodeling work and potential expansion with one of the Center's existing anchor tenants. The proposed expansion would add to the Center's leasable area and would be expected to increase the value of the property. As previously reported, the property's leasing team had been aggressively marketing the 16,530 square foot space that was formerly owned by Michaels Arts and Crafts. This space is located in the rear corner of the shopping center and has less visibility from the main road than is typical for a store this size. As a result, the space had been difficult to lease. A plan to redesign this storefront to increase visibility was developed and actively marketed to prospective tenants who could customize the proposed redesign to meet their specific needs. As a result of these leasing efforts, a new five-year lease was signed with a men's suit retailer for the entire 16,530 square feet. This new tenant finished remodeling the space and opened for business on December 17, 1998. The addition of this new tenant complements the existing tenant mix and is expected to increase the marketability of the Center's remaining vacancies.

      As previously reported, during the fourth quarter of fiscal 1997, one of the Center's tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then temporarily reopened for an inventory liquidation sale, after which it was closed permanently. Because Levitz is a sub-tenant of a national retailer, the Mall Corners joint venture expects to collect rent on the store through the expiration of the current lease term in 2001. However, the national retailer that had sublet the store to Levitz has not paid the monthly rent due since April 1998. As previously reported, this appears to be an attempt to force the Mall Corners joint venture into accepting an economically unfavorable buy-out of the rent due over the remaining lease term. The Mall Corners joint venture has commenced legal action to enforce the terms of the existing lease. During the fourth quarter, the national retailer filed a motion for summary judgement in an attempt to deny the joint venture's claims for rental payments and potentially delay the court action. The joint venture's counsel has answered this motion and anticipates that the summary judgement will not be granted. In the meantime, settlement discussions between the national retailer and the Mall Corners joint venture have been undertaken. It is currently anticipated that a mutually acceptable settlement on a buy-out of the rent receivable will be achieved by the end of February 1999.

      As previously reported, Toys R Us closed its store that abuts the Mall Corners Shopping Center in September 1997. The store was closed in order to consolidate operations with Baby Superstore, a chain of stores acquired by Toys R Us. While the closing of Toys R Us does not have a direct financial impact on the Mall Corners joint venture, this vacancy does have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center. Toys R Us continues to actively market the vacant space for sale or for lease.

     At Regent's Walk, the occupancy level for the quarter ended December 31, 1998 was 91%, compared to 94% in the prior quarter. The property's leasing and management team attributes the lower occupancy levels to the implementation of rent increases, new competition and less traffic during the holiday season and winter months. The Johnson County sector of the Kansas City apartment market, which includes Overland Park, currently has over 20,000 apartment units, and occupancy levels of approximately 95% have been maintained consistently since 1993. New apartment construction continues in the Southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regent's Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. As a result, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area. The property's leasing team is continuing with the rent increase program that is designed to maximize rental revenues and value. Increases of approximately 4% are being implemented as leases are renewed or as new leases are signed. As noted in previous reports, in order to remain competitive with the newer apartment communities and as part of a plan to improve rental rates and increase value, the Partnership is working with the co-venture partner on a program that is expected to enhance the marketability of Regent's Walk. The first phase of the program, which was completed last winter, included the replacement of 60 older furnaces. The second phase, which began last spring, includes improvements to landscaping, repair and repaving of driveways and parking areas, and repair and repainting of building exteriors. The project to paint the property's 19 buildings was completed during the fourth quarter of fiscal 1998. The final phase, which is currently underway, involves the refurbishing of the clubhouse, leasing areas, and model apartment.

      At December 31, 1998, the Partnership had available cash and cash equivalents of approximately $4,833,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership reported net income of $10,214,000 for the three months ended December 31, 1998, as compared to net income of $185,000 for the same period in the prior year. This increase in net income is mainly the result of the Partnership's share of the gain recognized in the first quarter of fiscal 1999 on the sale of the Hurstbourne Apartments, as described above. In addition, a $15,000 decrease in the Partnership's operating loss also contributed to the increase in net income for the current three-month period. The decrease in the Partnership's operating loss resulted from a $59,000 increase in interest and other income, combined with a $3,000 decrease in management fees, which were partially offset by a $47,000 increase in general and administrative expenses. The increase in interest and other income resulted from higher average outstanding cash reserve balances in the current period subsequent to the receipt of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998. As discussed further above, approximately $3.6 million of the Hurstbourne proceeds were retained and added to the Partnership's cash reserves to be used for potential future capital needs. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain required professional fees for the current three-month period.

      An unfavorable change of $305,000 in the Partnership's share of ventures' income (losses) partially offset the favorable changes in net income for the current three-month period. The unfavorable change in the Partnership's share of ventures' income (losses) was primarily due to the sale of the Hurstbourne property. Since the property was sold as of November 16, 1998, the Partnership's share of ventures' income (losses) does not include a full three months of operations from Hurstbourne in the current period. Also, property operating expenses declined at the Mall Corners property in the current period. Property operating expenses decreased at Mall Corners mainly due additional costs incurred at the property in the prior period to repair, reseal and restripe the parking lot. This favorable change was partially offset by a decrease in rental revenues at Mall Corners for the current three-month period. Rental revenues at Mall Corners for the first quarter of fiscal 1999 decreased primarily due to decreases in reimbursements and base rents resulting from a decline in average occupancy levels.

                                     PART II
                                Other Information


Item 1. Legal Proceedings    NONE

Item 2. through 5.           NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K, dated November 16, 1998, reporting the sale of the Hurstbourne Apartments was filed by the registrant during the first quarter of fiscal 1999 and is hereby incorporated herein by reference.

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

Dated:  February 22, 1999