Form 10-Q
period 1999-03-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1999-05-12
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 1999

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

                                 BALANCE SHEETS
                March 31, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 March 31    September 30
                                                 --------    ------------

Investments in joint ventures, at equity        $      14      $   3,434
Cash and cash equivalents                           4,463          1,344
                                                ---------      ---------
                                                $   4,477      $   4,778
                                                =========      =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                   $      14      $      16
Accrued expenses and other liabilities                 41             27
Partners' capital                                   4,422          4,735
                                                ---------      ---------
                                                $   4,477      $   4,778
                                                =========      =========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended March 31, 1999 and 1998
                                   (Unaudited)
                                 (In thousands)
                                                General        Limited
                                                Partners       Partners
                                                --------       --------

Balance at September 30, 1997                   $(1,353)       $ 7,388
Cash distributions                                  (11)        (1,052)
Net income                                            5            519
                                                -------        -------
Balance at March 31, 1998                       $(1,359)       $ 6,855
                                                =======        =======

Balance at September 30, 1998                   $(1,367)       $ 6,102
Cash distributions                                  (11)       (10,352)
Net income                                          100          9,950
                                                -------        -------
Balance at March 31, 1999                       $(1,278)       $ 5,700
                                                =======        =======

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and six months ended March 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended    Six Months Ended
                                      March 31,            March 31,
                                  ------------------   -----------------
                                   1999       1998        1999     1998
                                   ----       ----        -----    -----

Revenues:
   Interest and other income      $    61   $    29     $   149   $   58

Expenses:
   Management fees                     36        38          72       77
   General and administrative          42        81         143      135
                                  -------   -------     -------   ------
                                       78       119         215      212
                                  -------   -------     -------   ------

Operating loss                        (17)      (90)        (66)    (154)

Partnership's share of
  gain on sale of operating
  investment property                   -         -       9,996        -

Partnership's share of
  ventures' income                    176       429         120      678
                                  -------   -------     -------   ------

Net income                        $   159   $   339     $10,050   $  524
                                  =======   =======     =======   ======

Net income per Limited
  Partnership Unit                $  2.63   $  5.59     $165.83   $ 8.64
                                  =======   =======     =======   ======

Cash distributions per Limited
  Partnership Unit                $  8.77   $  8.77     $172.54   $17.54
                                  =======   =======     =======   ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1999        1998
                                                          ----        ----
Cash flows from operating activities:
   Net income                                          $ 10,050     $    524
   Adjustments to reconcile net income to
     net cash used in operating activities:
         Partnership's share of gain on sale
            of operating investment property             (9,996)           -
      Partnership's share of ventures' income              (120)        (678)
      Changes in assets and liabilities:
        Accounts payable - affiliates                        (2)           -
        Accrued expenses and other liabilities               14          (31)
                                                       --------     --------
           Total adjustments                            (10,104)        (709)
                                                       --------     --------
           Net cash used in operating activities            (54)        (185)

Cash flows from investing activities:
   Distributions from joint ventures                     13,613        1,286
   Cash contributions to joint ventures                     (77)           -
                                                       --------     --------
           Net cash provided by investing activities     13,536        1,286

Cash flows from financing activities:
   Cash distributions to partners                       (10,363)      (1,063)
                                                       --------     --------

Net increase in cash and cash equivalents                 3,119           38

Cash and cash equivalents, beginning of period            1,344        1,918
                                                       --------     --------

Cash and cash equivalents, end of period               $  4,463     $  1,956
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of Mach 31, 1999 and September 30, 1998 and revenues and expenses for the three and six months ended March 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's Regent's Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999.

2.  Investments in Joint Ventures
    -----------------------------

      As of March 31, 1999, the Partnership has investments in two remaining joint ventures which own operating investment properties (three at September 30, 1998) as more fully described in the Partnership's Annual Report. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the joint ventures for the three and six months ended March 31, 1999 and 1998 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six monthsended March 31, 1999 and 1998
                                 (in thousands)

                                  Three Months Ended    Six Months Ended
                                      March 31,            March 31,
                                  ------------------   -----------------
                                   1999       1998        1999     1998
                                   ----       ----        ----     ----

   Rental revenues and expense
      recoveries                   $1,710    $2,331    $ 3,735     $4,839
   Interest and other income            6        62         22         72
                                   ------    ------    -------     ------
                                    1,716     2,393      3,757      4,911

   Property operating expenses        583       680      1,271      1,641
   Interest expense                   509       678      1,287      1,362
   Depreciation and amortization      448       606      1,077      1,230
                                   ------    ------    -------     ------
                                    1,540     1,964      3,635      4,233
                                   ------    ------    -------     ------
   Operating  income                  176       429        122        678

   Gain on sale of operating
     investment property                -         -     10,922          -
                                   ------    ------    -------     ------

   Net income                      $  176    $  429    $11,044     $  678
                                   ======    ======    =======     ======

   Net income:
     Partnership's share of
        combined income            $  176    $  429    $10,116     $  678
     Co-venturers' share of
        combined income                 -         -        928          -
                                   ------    ------    -------     ------
                                   $  176    $  429    $11,044     $  678
                                   ======    ======    =======     ======


      The Partnership's share of the combined income of the joint ventures is presented as follows on the accompanying statements of income (in thousands):

                                  Three Months Ended    Six Months Ended
                                      March 31,            March 31,
                                  ------------------   -----------------
                                   1999       1998        1999     1998
                                   ----       ----        ----     ----

      Partnership's share of
        ventures' income           $   176   $  429    $   120     $  678
      Partnership's share of
        gain on sale of
        operating investment
        property                        -         -      9,996          -
                                   ------    ------    -------     ------
                                   $  176    $  429    $10,116     $  678
                                   ======    ======    =======     ======

3.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $72,000 and $77,000 for the six-month periods ended March 31, 1999 and 1998, respectively. Accounts payable affiliates at March 31, 1999 and September 30, 1998 consist of management fees of $14,000 and $16,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the six-month periods ended March 31, 1999 and 1998 is $58,000 and $56,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended March 31, 1999 and 1998 is $2,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the
Partnership's cash assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership has an interest, sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center and the Regent's Walk Apartments. The sale of the Hurstbourne property resulted in a gain of $10,922,000 for financial reporting purposes in the first quarter of fiscal 1999. The Partnership's share of such gain was $9,996,000.

      As previously reported, the Partnership and its co-venture partner had been exploring potential opportunities to market the Hurstbourne Apartments for sale during calendar year 1998. The Partnership and its co-venture partner subsequently selected a national brokerage firm with experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized and an extensive marketing campaign began in early June 1998. Hurstbourne Apartments was widely marketed to over 325 prospective purchasers. Of these prospects, approximately 75 requested and received the complete marketing package. Thirty-two offers were subsequently received from these prospective buyers to acquire the property. As a result of the high level of interest and wide range of offers, twenty of the prospective buyers were then invited to participate in two additional rounds of revised offers. Ultimately seven of these prospective purchasers elected to increase their offers in the final round. After interviewing each prospective buyer and conducting review of their financial capabilities and previous acquisitions, the Partnership and its co-venture partner selected an offer. A purchase and sale contract with the prospective purchaser was signed on October 2, 1998. In accordance with the provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work on November 9, 1998 and made a non-refundable deposit of $425,000. The transaction closed as described above on November 16, 1998. Because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the Partnership's annual distribution rate will decrease from 3.63% to 2.50%. The rate will be adjusted beginning with the payment to be made on May 14, 1999, for the quarter ended March 31, 1999.

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

      As of March 31, 1999, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 81% leased and 73% occupied. During the quarter, a tenant occupying 980 square feet renewed their lease for a 3-year term. In addition, a cinema tenant occupying 23,000 square feet discontinued their operations at Mall Corners during the quarter. The tenant remains obligated under the terms of the lease which runs through June 2004. The property's leasing team is actively searching for potential replacement tenants for this space. As previously reported, the property's leasing team has been actively pursuing leasing opportunities to protect and enhance the Center's overall position in the marketplace as a result of the Levitz Furniture and Toys R Us store closings described below. As noted above, a portion of the sale proceeds from the sale of the Hurstbourne Apartments has been reserved to complete remodeling work and potential expansion with one of the Center's existing anchor tenants. The proposed expansion would add to the Center's leasable area and would be expected to increase the value of the property. Discussions are currently underway with an architect to work on conceptual plans for remodeling and updating the facade of the Center. These changes would coincide with the anchor tenant's expansion and would include a plan to redesign the storefront of the former Levitz Furniture space. This redesign would be marketed to prospective tenants who may customize the redesign to meet their specific needs.

     As previously reported, during the fourth quarter of fiscal 1997, one of the Center's tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then temporarily reopened for an inventory liquidation sale, after which it was closed permanently. Because Levitz is a sub-tenant of a national retailer, the Mall Corners joint venture expected to collect rent on the store through the expiration of the current lease term in 2001. However, the national retailer that had sublet the store to Levitz stopped paying the monthly rent due beginning in April 1998. The Mall Corners joint venture had commenced legal action to enforce the terms of the existing lease while, at the same time, pursuing settlement negotiations with the national retailer. During the current quarter, a mutually acceptable settlement was achieved. The Mall Corners joint venture received $1.1 million subsequent to the quarter end as a complete settlement of the rent receivable through the remainder of the lease term. The Mall Corners mortgage lender will require that $450,000 of this settlement be put up in escrow for future tenant improvement costs. The property's leasing team is currently in discussions with a national tenant that is working to lease 18,700 square feet of the 50,000 square foot space formerly occupied by Levitz Furniture.

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

      At Regent's Walk, the occupancy level for the quarter ended March 31, 1999 was 87%, compared to 91% in the prior quarter. The property's leasing and management team attributes the lower occupancy levels to the implementation of rent increases, new competition and less traffic during the winter months. The Johnson County sector of the Kansas City apartment market, which includes Overland Park, currently has over 20,000 apartment units, and occupancy levels of approximately 95% have been maintained consistently since 1993. New apartment construction continues in the Southern sector of the Overland Park market area. These newly constructed units, which are located five or more miles from Regent's Walk, are typically smaller and do not compete directly with Regent's Walk. Nevertheless, they offer the appeal of contemporary finishes and new systems and appliances as well as garage parking, fitness centers and elevators in many cases. As a result, the Regent's Walk property management team reports that until the new apartment communities are substantially leased, this new competition is likely to limit rental rate growth throughout the overall market area. The property's leasing team is continuing with the rent increase program that is designed to maximize rental revenues and value. Increases of approximately 4% are being implemented as leases are renewed or as new leases are signed. As noted in previous reports, in order to remain competitive with the newer apartment communities and as part of a plan to improve rental rates and increase value, the Partnership is working with the co-venture partner on a program that is expected to enhance the marketability of Regent's Walk. The first phase of the program, which was completed last winter, included the replacement of 60 older furnaces. The second phase, which began last spring, includes improvements to landscaping, repair and repaving of driveways and parking areas, and repair and repainting of building exteriors. The project to paint the property's 19 buildings was completed during the fourth quarter of fiscal 1998. The final phase, which is currently underway, includes the addition of new property signage and the refurbishing of the clubhouse, leasing areas, and model apartment. Subsequent to the end of the current quarter, the Partnership entered into discussions with the Regent's Walk co-venture partner regarding a possible sale of the property to the co-venturer. If this sale cannot be completed, the property will be marketed to third-party buyers. Any sale transaction remains subject to, among other things, negotiation of a definitive sales agreement and completion of the buyer's due diligence. Therefore, there can be no assurances that a sale transaction will be completed.

      At March 31, 1999, the Partnership had available cash and cash equivalents of approximately $4,463,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended March 31, 1999
---------------------------------

      The Partnership reported net income of $159,000 for the three months ended March 31, 1999, as compared to net income of $339,000 for the same period in the prior year. This decrease in net income was mainly the result of a decrease of $253,000 in the Partnership's share of ventures' income which was partially offset by a decrease of $73,000 in the Partnership's operating loss. The decrease in the Partnership's share of ventures' income was primarily due to the sale of the Hurstbourne property. Since the property was sold on November 16, 1998, the Partnership's share of ventures' income does not include any operations from the Hurstbourne joint venture in the current period. Also, property operating expenses increased at the Mall Corners joint venture in the current period. Property operating expenses increased at Mall Corners mainly due to additional professional fees required for the tenant litigation discussed above.

      The decrease in the Partnership's operating loss resulted from a $32,000 increase in interest and other income, a $2,000 decrease in management fees, and a $39,000 decrease in general and administrative expenses. The increase in interest and other income resulted from higher average outstanding cash reserve balances in the current period subsequent to the receipt of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998. As discussed further above, approximately $3.6 million of the Hurstbourne proceeds were retained and added to the Partnership's cash reserves to be used for potential future capital needs. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses decreased mainly due to a decrease in certain required professional fees for the current three-month period.

Six Months Ended March 31, 1999
-------------------------------

      The Partnership reported net income of $10,050,000 for the six months ended March 31, 1999, as compared to net income of $524,000 for the same period in the prior year. This increase in net income is mainly the result of the Partnership's share of the gain recognized in the first quarter of fiscal 1999 on the sale of the Hurstbourne Apartments, as described above. In addition, an $88,000 decrease in the Partnership's operating loss also contributed to the increase in net income for the current six-month period. The decrease in the Partnership's operating loss resulted from a $91,000 increase in interest and other income, combined with a $5,000 decrease in management fees, which were partially offset by a $8,000 increase in general and administrative expenses. The increase in interest and other income resulted from higher average outstanding cash reserve balances in the current period subsequent to the receipt of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998. As discussed further above, approximately $3.6 million of the Hurstbourne proceeds were retained and added to the Partnership's cash reserves to be used for potential future capital needs. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain required professional fees for the current six-month period.

      A decrease of $558,000 in the Partnership's share of ventures' income partially offset the increase in net income for the current six-month period. This decrease in the Partnership's share of ventures' income was primarily due to the sale of the Hurstbourne property. Since the property was sold on November 16, 1998, the Partnership's share of ventures' income only includes operations from the Hurstbourne joint venture through the date of the sale in the current period. In addition, property operating expenses increased at Mall Corners mainly due to additional professional fees required for the tenant litigation discussed above. In addition, there was a decrease in revenues at Mall Corners for the current six-month period. Revenues at Mall Corners decreased primarily due to a decline in common area maintenance and tax reimbursements. Net income also decreased at Regent's Walk for the current six-month period due to an increase in repairs and maintenance expenses as a result of the enhancement program referred to above.

                          PART II
                     Other Information


Item 1. Legal Proceedings    NONE
-------------------------

Item 2. through 5.           NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits: NONE

(b)  Reports on Form 8-K:   NONE

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

Dated:  May 10, 1999