Form 10-Q
period 1999-06-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1999-08-13
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1999

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

                                 BALANCE SHEETS
                June 30, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 June 30     September 30
                                                 -------     ------------

Investments in joint ventures, at equity        $       -      $   3,434
Cash and cash equivalents                           5,175          1,344
                                                ---------      ---------
                                                $   5,175      $   4,778
                                                =========      =========

                        LIABILITIES AND PARTNERS' CAPITAL

Losses  of joint  ventures  in excess
  of investments and advances                   $     978      $       -
Accounts payable - affiliates                          10             16
Accrued expenses and other liabilities                 35             27
Partners' capital                                   4,152          4,735
                                                ---------      ---------
                                                $   5,175      $   4,778
                                                =========      =========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended June 30, 1999 and 1998
                                   (Unaudited)
                                 (In thousands)
                                                 General        Limited
                                                 Partners       Partners
                                                 --------       --------

Balance at September 30, 1997                     $(1,353)       $ 7,388
Cash distributions                                    (17)        (1,578)
Net income                                              7            669
                                                  -------        -------
Balance at June 30, 1998                          $(1,363)       $ 6,479
                                                  =======        =======

Balance at September 30, 1998                     $(1,367)       $ 6,102
Cash distributions                                    (14)       (10,656)
Net income                                            101          9,986
                                                  -------        -------
Balance at June 30, 1999                          $(1,280)       $ 5,432
                                                  ========       =======






                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
           For the three and nine months ended June 30, 1999 and 1998
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   -------------------     ------------------
                                     1999        1998      1999         1998
                                     ----        ----      ----         ----

Revenues:
   Interest and other income       $   72     $    26    $    221    $     84

Expenses:
   Management fees                     18          39          90         116
   General and administrative          79          62         222         197
                                  -------     -------    --------    --------
                                       97         101         312         313
                                  -------     -------    --------    --------

Operating loss                        (25)        (75)        (91)       (229)

Partnership's share of
  gain on sale of operating
  investment property                   -           -       9,906           -

Partnership's share of
  ventures' income                    152         227         272         905
                                  -------     -------    --------    --------

Net income                        $   127     $   152    $ 10,087    $    676
                                  =======     =======    ========    ========

Net income per Limited
  Partnership Unit                $  2.10     $  2.51    $ 166.44    $  11.15
                                  =======     =======    ========    ========

Cash distributions per Limited
  Partnership Unit                $  4.47     $  8.77    $ 177.01    $  26.31
                                  =======     =======    ========    ========


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.





                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                         1999        1998
                                                         ----        ----
Cash flows from operating activities:
   Net income                                         $  10,087   $    676
   Adjustments to reconcile net income to
     net cash used in operating activities:
         Partnership's share of gain on sale
            of operating investment property             (9,906)         -
      Partnership's share of ventures' income              (272)      (905)
      Changes in assets and liabilities:
        Accounts payable - affiliates                        (6)         -
        Accrued expenses and other liabilities                8        (30)
                                                      ---------   --------
           Total adjustments                            (10,176)      (935)
                                                      ---------   --------
           Net cash used in operating activities            (89)      (259)

Cash flows from investing activities:
   Distributions from joint ventures                     14,689      1,551
   Cash contributions to joint ventures                     (99)         -
                                                      ---------   --------
           Net cash provided by investing activities     14,590      1,551

Cash flows from financing activities:
   Cash distributions to partners                       (10,670)    (1,595)
                                                      ---------   --------

Net increase (decrease) in cash and cash equivalents      3,831       (303)

Cash and cash equivalents, beginning of period            1,344      1,918
                                                      ---------   --------

Cash and cash equivalents, end of period              $   5,175   $  1,615
                                                      =========   ========







                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and September 30, 1998 and revenues and expenses for the three and nine months ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the two remaining investments in its portfolio. It had been contemplated that sales of the Partnership's Regent's Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999. However, at the present time it appears unlikely that this goal will be achieved. While the Regent's Walk property is under contract for sale, the Partnership continues to examine its strategic alternatives for the Mall Corners investment.

2.  Investments in Joint Ventures
    -----------------------------

      As of June 30, 1999, the Partnership has investments in two remaining joint ventures which own operating investment properties (three at September 30, 1998) as more fully described in the Partnership's Annual Report. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the joint ventures for the three and nine months ended June 30, 1999 and 1998 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1999 and 1998
                                 (in thousands)

                                    Three Months Ended     Nine Months Ended
                                          June 30,             June 30,
                                    ------------------     ------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----

   Rental revenues and expense
     recoveries                     $1,611      $2,376     $ 5,344     $7,215
   Interest and other income             -          47          22        119
                                    ------      ------     -------     ------
                                     1,611       2,423       5,366      7,334

   Property operating expenses         502         895       1,773      2,536
   Interest expense                    507         676       1,794      2,038
   Depreciation and amortization       450         625       1,527      1,855
                                    ------      ------     -------     ------
                                     1,459       2,196       5,094      6,429
                                    ------      ------     -------     ------
   Operating  income                   152         227         272        905

   Gain on sale of operating
     investment property                 -           -      10,922          -
                                    ------      ------     -------     ------


   Net income                       $  152      $  227     $11,194     $  905
                                    ======      ======     =======     ======

   Net income:
     Partnership's share of
       combined income              $  152      $  227     $10,178     $  905
     Co-venturers' share of
       combined income                   -           -       1,016          -
                                    ------      ------     -------     ------
                                    $  152      $  227     $11,194     $  905
                                    ======      =======    =======     ======


      The Partnership's share of the combined income of the joint ventures is presented as follows on the accompanying statements of income (in thousands):

                                    Three Months Ended     Nine Months Ended
                                          June 30,             June 30,
                                    ------------------     ------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----
      Partnership's share of
        ventures' income            $  152   $   227       $   272     $  905
      Partnership's share of
        gain on sale of
        operating investment
        property                         -         -         9,906          -
                                    ------   -------       -------     ------
                                    $  152   $   227       $10,178     $  905
                                    ======   =======       =======     ======

3.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $90,000 and $116,000 for the nine-month periods ended June 30, 1999 and 1998, respectively. Accounts payable affiliates at June 30, 1999 and September 30, 1998 consist of management fees of $10,000 and $16,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine-month periods ended June 30, 1999 and 1998 is $86,000 and $83,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended June 30, 1999 and 1998 is $5,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the
Partnership's cash assets.

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

Liquidity and Capital Resources
-------------------------------

      During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership has an interest, sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center and the Regent's Walk Apartments. The sale of the Hurstbourne property resulted in a gain of $10,922,000 for financial reporting purposes in the first quarter of fiscal 1999. The Partnership's share of such gain was $9,906,000.

      As previously reported, the Partnership and its co-venture partner had been exploring potential opportunities to market the Hurstbourne Apartments for sale during calendar year 1998. The Partnership and its co-venture partner subsequently selected a national brokerage firm with experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized and an extensive marketing campaign began in early June 1998. Hurstbourne Apartments was widely marketed to over 325 prospective purchasers. Of these prospects, approximately 75 requested and received the complete marketing package. Thirty-two offers were subsequently received from these prospective buyers to acquire the property. As a result of the high level of interest and wide range of offers, twenty of the prospective buyers were then invited to participate in two additional rounds of revised offers. Ultimately seven of these prospective purchasers elected to increase their offers in the final round. After interviewing each prospective buyer and conducting review of their financial capabilities and previous acquisitions, the Partnership and its co-venture partner selected an offer. A purchase and sale contract with the prospective purchaser was signed on October 2, 1998. In accordance with the provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work on November 9, 1998 and made a non-refundable deposit of $425,000. The transaction closed as described above on November 16, 1998. Because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the Partnership's annual distribution rate decreased from 3.63% to 2.50%. The rate was adjusted beginning with the payment made on May 14, 1999, for the quarter ended March 31, 1999.

      The Partnership continues to focus on potential disposition strategies for the two remaining investments in its portfolio. As part of the efforts to prepare the two remaining properties for sale, the Partnership continues to work with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property. It had been contemplated that sales of the Partnership's Regents Walk and Mall Corners investments, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999. However, at the present time it appears unlikely that this goal will be achieved. As discussed further below, while the Regent's Walk property is under contract for sale, the Partnership continues to examine its strategic alternatives for the Mall Corners investment.

      At Regent's Walk, the occupancy level for the quarter ended June 30, 1999 was 90%, compared to 87% in the prior quarter. As previously reported, the property's leasing team is continuing with a rent increase program that is designed to maximize rental revenues and value. Increases of approximately 3.5% are being implemented as leases are renewed or as new leases are signed. As noted in previous reports, in order to remain competitive with the newer apartment communities in the area and as part of a plan to improve rental rates and increase value, the Partnership has been working with the co-venture partner on a program to position the property for a near term sale. The first phase of the program, which was completed last winter, included the replacement of 60 older furnaces. The second phase, which began last spring, included improvements to landscaping, repair and repaving of driveways and parking areas, and repair and repainting of building exteriors. The project to paint the property's 19 buildings was completed during the fourth quarter of fiscal 1998. The paving and repair of the parking and driveway areas was completed during the quarter ended March 31, 1999. The final phase, which was completed during the current quarter, included the addition of new property signage and the refurbishing of the clubhouse, leasing areas, and model apartment. During the quarter ended March 31, 1999, the Partnership entered into discussions with the Regent's Walk co-venture partner regarding a possible sale of the property to an affiliate of the co-venturer. The Partnership subsequently negotiated a purchase and sale agreement with this affiliate which was signed on May 19, 1999. The prospective buyer has made a total non-refundable deposit of $1,000,000. This includes an initial deposit of $500,000 made on May 28, 1999 and additional payments of $250,000 made on July 7, 1999 and August 7, 1999. The sale is expected to close on September 7, 1999. Regent's Walk Apartments is under a contract for sale for $17,750,000. Regent's Walk Associates, the joint venture which owns the property and in which the Partnership and its co-venture partner hold an interest, is expected to receive distributable net sale proceeds of $8,600,000 after deducting estimated closing costs and property proration adjustments of approximately $450,000, and a deduction for the assumption by the buyer of the $8,700,000 first mortgage debt secured by the property. The estimated net sale proceeds of approximately $8,600,000 would be then divided between the Partnership and its co-venture partner. The Partnership is expected to receive approximately $8,000,000 and the non-affiliated co-venture partner is expected to receive approximately $600,000 as their shares of the sale proceeds.

      As of June 30, 1999, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 73% occupied. The 73% occupancy level reflects the vacancy for the former Levitz Furniture store which represented 16% of the Center's leasable area, the former movie theatre that occupied 8% of the leasable area and four stores that represent 3% of the leasable area. The owner of the movie theatre continues to pay its rent on their vacant space. By December 31, 1999, ten leases representing 6% of the Center's leasable area come up for renewal. The property's leasing team continues to work with these tenants on renewals of their leases as well as with prospective tenants for the vacant space. In addition to the currently vacant space, the owner of Upton's, an anchor tenant at Mall Corners, announced on July 19, 1999 that all of the stores in the chain will be closed in the near future. However, the owner has not notified the Partnership or its co-venture partner of their specific intentions for the 50,000 square foot Upton's store at Mall Corners.

      As previously reported, during the fourth quarter of fiscal 1997, one of the Center's tenants, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then temporarily reopened for an inventory liquidation sale, after which it was closed permanently. Because Levitz is a sub-tenant of a national retailer, the Mall Corners joint venture expects to collect rent on the store through the expiration of the current lease term in 2001. However, the national retailer that had sublet the store to Levitz stopped paying the monthly rent due beginning in April 1998. The Mall Corners joint venture had commenced legal action to enforce the terms of the existing lease while, at the same time, pursuing settlement negotiations with the national retailer. During the quarter ended March 31, 1999, a mutually acceptable settlement was achieved. The Mall Corners joint venture received $1.1 million during the current quarter as a complete settlement of the rent receivable through the remainder of the lease term. The Mall Corners mortgage lender required that $450,000 of this settlement be put up in escrow for future tenant improvement costs. The $650,000 balance of the settlement was distributed to the Partnership.

      As previously reported, Toys R Us closed its store that abuts the Mall Corners Shopping Center in September 1997. The store was closed in order to consolidate operations with Baby Superstore, a chain of stores acquired by Toys R Us. While the closing of Toys R Us does not have a direct financial impact on the Mall Corners joint venture, this vacancy will continue to have a negative impact on the Center's appearance as well as on the number of shoppers entering the Center until a new retailer occupies this space. Toys R Us continues to actively market the vacant space for sale or for lease.

      At June 30, 1999, the Partnership had available cash and cash equivalents of approximately $5,175,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the joint ventures, if necessary, as required by the respective joint venture agreements, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment properties and proceeds from the sale or refinancing of the remaining investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, it is possible, although not likely, that the Partnership could be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

      The Partnership reported net income of $127,000 for the three months ended June 30, 1999, as compared to net income of $152,000 for the same period in the prior year. This decrease in net income for the third quarter of fiscal 1999 was the result of a decrease of $75,000 in the Partnership's share of ventures' income which was partially offset by a decrease of $50,000 in the Partnership's operating loss. The decrease in the Partnership's share of ventures' income was primarily due to the sale of the Hurstbourne property. Since the property was sold on November 16, 1998, the Partnership's share of ventures' income does not include any operations from the Hurstbourne joint venture in the current period. The Hurstbourne joint venture had net income of approximately $157,000 during the same period in the prior year. Also, rental revenues decreased at the Mall Corners joint venture in the current period. Rental revenues decreased at Mall Corners due to a decrease in occupancy when compared to the same period in the prior year. Net income increased at Regent's Walk primarily due to lower repairs and maintenance expense.

      The decrease in the Partnership's operating loss resulted from a $46,000 increase in interest and other income and a $21,000 decrease in management fees. The increase in interest and other income resulted from higher average outstanding cash reserve balances in the current period subsequent to the receipt of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998. As discussed further above, approximately $3.6 million of the Hurstbourne proceeds were retained and added to the Partnership's cash reserves to be used for potential future capital needs. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. The increase in interest and other income and the decrease in management fee expense were partially offset by an increase of $17,000 in general and administrative expenses. General and administrative expenses increased mainly due to an increase in certain required professional fees for the current three-month period.

Nine Months Ended June 30, 1999
-------------------------------

      The Partnership reported net income of $10,087,000 for the nine months ended June 30, 1999, as compared to net income of $676,000 for the same period in the prior year. This increase in net income is mainly the result of the Partnership's share of the gain recognized during the first quarter of fiscal 1999 on the sale of the Hurstbourne Apartments of $9,906,000, as described above. In addition, a $138,000 decrease in the Partnership's operating loss also contributed to the increase in net income for the current nine-month period. The decrease in the Partnership's operating loss resulted from a $137,000 increase in interest and other income and a $26,000 decrease in management fees, which were partially offset by a $25,000 increase in general and administrative expenses. The increase in interest and other income resulted from higher average outstanding cash reserve balances in the current period subsequent to the receipt of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998. As discussed further above, approximately $3.6 million of the Hurstbourne proceeds were retained and added to the Partnership's cash reserves to be used for potential future capital needs. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain required professional fees for the current nine-month period.

      The Partnership's share of gain on sale of operating investment property and the decrease in the Partnership's operating loss were partially offset by a decrease of $633,000 in the Partnership's share of ventures' income for the current nine-month period. This decrease in the Partnership's share of ventures' income was primarily due to the sale of the Hurstbourne property. Since the property was sold on November 16, 1998, the Partnership's share of ventures' income only includes operations from the Hurstbourne joint venture through the date of the sale in the current period. In addition, property operating expenses increased at Mall Corners mainly due to additional professional fees required for the tenant litigation discussed above. Rental revenues also decreased at Mall Corners due to a decrease in occupancy. Net income increased at Regent's Walk for the current nine-month period mainly due to an increase in rental revenues and a decrease in repairs and maintenance expense.

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

Dated:  August 9, 1999