Form 10-K405
period 1999-09-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 1999-12-29
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549
                          ----------------------------------

                                      FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
September 17, 1984, as supplemented

Current Report on Form 8-K                                        Part IV
dated September 30, 1999

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
                                 1999 FORM 10-K

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

Item  7A    Market Risk Disclosures                                   II-7

Item  8     Financial Statements and Supplementary Data               II-7

Item  9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  II-7

Part III
--------

Item  10    Directors and Executive Officers of the Partnership      III-1

Item  11    Executive Compensation                                   III-2

Item  12    Security Ownership of Certain Beneficial Owners and
                 Management                                          III-2

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 1999 three of the Partnership's original investments had been sold (including two during fiscal 1999) and another investment had been lost through foreclosure proceedings. As of September 30, 1999, the Partnership owned, through a joint venture partnership, an interest in the operating property set forth in the following table:

Name of Joint Venture                                  Date of
Name and Type of Property                              Acquisition         Type of
Location                                 Size          of Interest         Ownership (1)
---------------------------------        ----          ----------          -------------------

Gwinnett Mall Corners Associates         304,000       8/28/85             Fee ownership of land and
Mall Corners Shopping Center             gross                             improvements (through
Gwinnett County, Georgia                 leasable                          joint venture)
                                         sq. ft.


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investment and for a description of the agreement through which the Partnership has acquired this real estate investment.

      On November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. On September 30, 1999, Regent's Walk Associates sold its operating investment property, the Regent's Walk Apartments, to an affiliate of its unaffiliated joint venture partner for $17.75 million. The sale generated net proceeds of approximately $8,068,000, after the assumption of the outstanding first mortgage loan of approximately $8,624,000, accrued interest of approximately $51,000, closing proration adjustments of approximately $189,000, and a payment of approximately $818,000 to the Partnership's non-affiliated co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. In addition, as a result of the Regent's Walk sale, the Partnership received $117,000 which had been held in escrow at the property plus $257,000 as a result of operations of the property through the date of sale.

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

      The Partnership's original investment objectives were to:

(i) provide the Limited Partners with cash distributions which, to some extent, would not constitute taxable income;
(ii)  preserve and protect Limited  Partners'  capital;
(iii) achieve  long-term appreciation  in the  value of its  properties;  and
(iv) provide a build up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 1999, the Limited Partners had received cumulative cash distributions totalling approximately $31,255,000, or $531.00 per original $1,000 investment for the Partnership's earliest investors. Of this amount, $2,040,000, or $34 per original $1,000 investment, represents a return of capital paid on February 14, 1997 from the excess proceeds from the refinancing of Mall Corners, the release of the escrowed funds from the sale of the Partnership's interest in the 150 Broadway Office Building and Partnership cash reserves which exceeded expected future requirements. The sale of the Hurstbourne Apartments resulted in a special distribution of $9,300,000, or $155 per original $1,000 investment, which was paid on December 15, 1998 to unit holders of record on November 16, 1998. As discussed further in Item 7, approximately $3,641,000 of the total net proceeds from the sale of the Hurstbourne Apartments were added to the Partnership`s cash reserves for potential investment in the remaining asset. In addition, the sale of the Regent's Walk Apartments resulted in a special distribution subsequent to year-end of $9,180,000 or $153.00 per original $1,000 investment on October 15, 1999 to unitholders of record on the September 30, 1999 sale date. Of the $153,000 total, $140.30 resulted from the sale of Regent's Walk and $12.70 was from Partnership reserves that exceeded expected future requirements. The remaining distributions have been paid from operating cash flow. A substantial portion of these cash distributions paid to date has been sheltered from current taxable income. The Partnership reinstated the payment of regular quarterly cash distributions effective for the quarter ended June 30, 1994 at an annualized rate of 2% on original invested capital. Distributions had been discontinued in 1990 primarily due to the cash deficits associated with the Partnership's two commercial properties, Northbridge Office Centre and the 150 Broadway Office Building, which investments have since been disposed of, as discussed further above. Distributions were increased to an annualized rate of 3.6% and 3.63% on remaining invested capital for the quarters ended March 31, 1997 and June 30, 1997 and remained at 3.63% through the end of fiscal 1998. Because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate was reduced from 3.63% to 2.50% beginning with the payment made on May 15, 1999 for the quarter ended March 31, 1999.

      After the sales of the Hurstbourne and Regent's Walk properties, the Partnership retains an interest in one of its five original investment properties. However, the loss of the investment in Northbridge, which represented 25% of the Partnership's original investment portfolio, in all likelihood, will result in the Partnership's inability to return the full amount of the original invested capital to the Limited Partners. The amount of the original capital that will be returned will depend upon the proceeds received from the final liquidation of the remaining investment. The amount of such proceeds will ultimately depend upon the value of the underlying investment property at the time of the final disposition, which cannot presently be determined. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. The Partnership previously reported that although no assurances could be given, it was contemplated that a liquidation of the Partnership could be completed by calendar year-end 1999. However, because of the recent announced closing of an anchor tenant at Mall Corners, as well as other current vacancies at the property, the joint venture partner believes that it could be desirable from its perspective to re-lease all of the currently vacant space at the Center before selling the property. The Partnership is still exploring its strategic alternatives which include exercising its rights of first offer under the joint venture agreement. As a result, a liquidation of the Partnership will not be completed until the first half of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      The remaining property in which the Partnership has an interest is a retail shopping center that is located in a real estate market in which its faces significant competition for the revenues it generates. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances.

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

Item 2. Properties

      As of September 30, 1999, the Partnership owned an interest in one operating property through a joint venture partnership. The joint venture partnership and the related property is referred to under Item 1 above to which reference is made for the name, location and description of the property.

      Occupancy figures for each fiscal quarter during 1999, along with an average for the year, are presented below for each property owned during fiscal 1999.

                                        Percent Leased At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1999
                              12/31/98   3/31/99    6/30/99   9/30/99  Average
                              --------   -------    -------   -------  -------

Regent's Walk Apartments       91%        87%         90%      N/A (1)  N/A

Mall Corners Shopping Center   81%        73%         73%      73%      75%

(1)  The property was sold on September 30, 1999 as described in Item 1.

Item 3. Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1999, there were 3,695 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1999.

Item 6.  Selected Financial Data

                   Paine Webber Income Properties Six Limited Partnership
                   ------------------------------------------------------
                            (In thousands, except per Unit data)

                                           Years Ended September 30,
                               -----------------------------------------------
                                   1999        1998        1997         1996       1995
                                   ----        ----        ----         ----       ----

Revenues                       $    445     $   106     $   237       $   259   $   361

Operating loss                 $     (2)    $  (301)    $  (148)      $   (92)  $   (60)

Partnership's share of
  unconsolidated ventures'
  income                       $    496     $ 1,128     $ 1,263       $   874   $   322

Partnership share of gains
  on sales of operating
  investment properties        $ 18,496           -           -             -         -

Net income                     $ 18,990     $   827     $ 1,115       $   782   $   262

Per Limited Partnership Unit:

  Net income                   $ 313.18     $ 13.64     $ 18.40       $ 12.89   $  4.33

  Cash distributions from
     operations                $  27.68     $ 35.08     $ 27.46       $ 20.00   $ 20.00

  Cash distributions from
    sale, refinancing or
    other disposition
    transactions               $ 155.00           -     $ 34.00             -         -

Total assets                   $ 13,544     $ 4,778     $ 6,101       $ 8,658   $ 9,100


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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $60,000,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $51,889,000 was originally invested in five operating investment properties through joint ventures. As previously reported, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996, and the Partnership's interest in the Northbridge Office Centre was lost through foreclosure proceedings in fiscal 1992. As discussed further below, the Partnership completed the sales of two of its joint venture operating properties during fiscal 1999. As of September 30, 1999, the Partnership had one remaining joint venture investment in a retail shopping center. At the present time the Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the remaining joint venture in accordance with the joint venture agreement.

      During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center. The sale of the Hurstbourne property resulted in a gain of $11,262,000 at the joint venture level for financial reporting purposes in the first quarter of fiscal 1999. The Partnership's share of such gain was $10,228,000.

      The Partnership had previously increased its distribution rate from 2.0% to 3.6% per annum on remaining invested capital of $966 per original $1,000 investment for the quarter ended March 31, 1997. The distribution rate was adjusted upward slightly to 3.63% per annum effective with the distribution paid on August 15, 1997 for the quarter ended June 30, 1997 and remained at that level through the first quarter of fiscal 1999. However, because of the reduction in distributable cash flow to be received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate was decreased from 3.63% to 2.50% beginning with the payment made on May 15, 1999 for the quarter ended March 31, 1999.

      On September 30, 1999, Regent's Walk Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Regent's Walk Apartments, located in Overland Park, Kansas, to an affiliate of its unaffiliated joint venture partner for $17.75 million. The sale generated net proceeds of approximately $8,068,000, after the assumption of the outstanding first mortgage loan of approximately $8,624,000, accrued interest of approximately $51,000, closing proration adjustments of approximately $189,000, and a payment of approximately $818,000 to the Partnership's non-affiliated co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. In addition, as a result of the Regent's Walk sale, the Partnership received $117,000 which had been held in escrow at the property plus $257,000 as a result of operations of the property through the date of sale. The Partnership made a special distribution to the Limited Partners of $9,180,000, or $153 per original $1,000 investment, on October 15, 1999 to Unitholders of record on the September 30, 1999 sale date. Of the $153.00 total, $140.30 resulted from the sale of Regent's Walk and $12.70 was from Partnership reserves that exceed expected future requirements. As previously reported, the Partnership had entered into negotiations with its Regent's Walk Apartments co-venture partner for a sale of the property during the third quarter of fiscal 1999. On May 19, 1999, the Partnership negotiated a purchase and sale agreement with an affiliate of the co-venturer to sell the property for what the Partnership believes was a very favorable price of $17,750,000. The prospective buyer subsequently made non-refundable deposits totalling $1,250,000. The only contingency was for approval by the lender for an assumption of the first mortgage loan as part of the sale transaction. The joint venture subsequently received this approval and the sale closed on September 30, 1999. The sale of the Regent's Walk Apartments resulted in a gain of $8,268,000 at the joint venture level for financial reporting purposes in the fourth quarter of fiscal 1999. The Partnership was allocated 100% of this gain per the terms of the joint venture agreement.

      With the sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investment in its portfolio. As part of the efforts to prepare the remaining property for sale, the Partnership continues to work with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow. The Partnership had previously reported that, although no assurances could be given, it was contemplated that a liquidation of the Partnership could be completed by calendar year-end 1999. However, because of the recently announced closing of Upton's, an anchor tenant at Mall Corners, as well as other current vacancies at the property, the Partnership's joint venture partner believes that it could be desirable from its perspective to re-lease all of the currently vacant space at the Center before selling the property. The Partnership is still exploring its strategic alternatives which include exercising its rights of first offer under the joint venture agreement. As a result, a liquidation of the Partnership will not be completed until the first half of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      Mall Corners Shopping Center was 73% leased and occupied as of September 30, 1999, compared to 97% leased as of the end of fiscal 1998. The 73% occupancy level reflects the vacancy for the former Levitz Furniture store which represented 16% of the Center's leasable area, the former movie theater that occupied 8% of the leasable area and four stores that represent 3% of the leasable area. During the fourth quarter of fiscal 1999, the property's leasing team renewed nine of the ten leases which were scheduled to expire during the quarter ended December 31, 1999. These leases represent 6% of the Center's leasable area. The other tenant which occupies 645 square feet will move from the Center on December 31, 1999, at the expiration of its lease. Also, leases are expected to be signed with two new tenants which will occupy 1,843 square feet early in the year 2000. In addition, the property's leasing team has negotiated a short-term lease for the holiday season with the retailer, Hit or Miss. This prospective tenant is testing a new concept which, if successful, could develop into a long-term lease at Mall Corners. This tenant has temporarily leased a portion of the former Levitz space. The property leasing team also continues to work with prospective tenants for the existing vacant space. As previously reported, the owner of Upton's, an anchor tenant which leases 16% of the Center's rentable area, announced on July 19, 1999 that all of the stores in the chain will be closed in the near future. While the owner has not notified the Partnership or its co-venture partner of their specific intentions for the Upton's store at Mall Corners there are indications that a store closing is imminent. As also previously reported, the store formerly occupied by Toys R Us that abuts the Mall Corners Shopping Center remains vacant. While the closing of the Toys R Us store does not have a direct financial impact on Mall Corners, it continues to have a negative impact on the Center's appearance and the number of shoppers entering the Center.

      During the fourth quarter of fiscal 1997, one of the anchor tenants at Mall Corners, Levitz Furniture, which occupied 50,000 square feet, filed for Chapter 11 bankruptcy protection. As part of the company's reorganization plan, the store at Mall Corners was closed on October 13, 1997. It then temporarily reopened for an inventory liquidation sale, after which it was closed permanently. Because Levitz was a sub-tenant of a national retailer, the Mall Corners joint venture expected to collect rent on the store through the expiration of the current lease term in 2001. However, the national retailer that had sublet the store to Levitz stopped paying the monthly rent due beginning in April 1998. The Mall Corners joint venture had commenced legal action to enforce the terms of the existing lease while, at the same time, pursuing settlement negotiations with the national retailer. During the quarter ended March 31, 1999, a mutually acceptable settlement was achieved. The Mall Corners joint venture received $1.1 million during the third quarter of fiscal 1999 as a complete settlement of the rent receivable through the remainder of the lease term. The Mall Corners mortgage lender required that $450,000 of this settlement be put up in escrow for future tenant improvement costs. The $650,000 balance of the settlement was distributed to the Partnership in accordance with the terms of the joint venture agreement.

      At September 30, 1999, the Partnership had available cash and cash equivalents of approximately $12,665,000. Such cash includes the net proceeds from the sale of the Regent's Walk Apartments, as discussed further above. Approximately $9.2 million of this cash balance was distributed to the Limited Partners subsequent to year-end, on October 15, 1999. The remainder of such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the remaining joint venture, if necessary, as required by the joint venture agreement, and for distributions to the partners, as discussed further above. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment property and proceeds from the sale or refinancing of the remaining investment property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated in the near term. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1999 Compared to 1998
---------------------

      The  Partnership  reported  net income of  $18,990,000  for the year ended
September 30, 1999 as compared to net income of $827,000 for the prior year. This increase in net income was mainly the result of the Partnership's share of the gains recognized during fiscal 1999 on the sales of the Hurstbourne Apartments and the Regent's Walk Apartments, as discussed further above. The Partnership's share of such gains amounted to $18,496,000. In addition, the Partnership's operating loss decreased by $299,000 during the current year. The decrease in the Partnership's operating loss resulted from a $339,000 increase in interest and other income and a $42,000 decrease in management fees, which were offset by an $82,000 increase in general and administrative expenses. The increase in interest and other income resulted mainly from interest received on a loan to Regent's Walk that was repaid from the proceeds from the sale of the property in fiscal 1999. The increase in interest and other income also resulted partly from higher average outstanding cash reserve balances maintained during fiscal 1999 due to the holdback of a portion of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998, as discussed further above. Management fees were lower during the current year as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain required professional fees for the current fiscal year.

      The Partnership's share of gain on sales of the operating investment properties and the decrease in the Partnership's operating loss were partially offset by a decrease of $632,000 in the Partnership's share of ventures' income for the current fiscal year. This decrease in the Partnership's share of ventures' income was primarily due to the sale of the Hurstbourne property in the first quarter of fiscal 1999. Since the Hurstbourne property was sold on November 16, 1998, the Partnership's share of ventures' income only includes operations from the joint venture through the date of the sale in the current year. The decrease in the Partnership's share of income from the Hurstbourne joint venture was partially offset by increases in operating income at both Regent's Walk and Mall Corners during fiscal 1999. Operating income increased at Regent's Walk primarily due to a decrease in repairs and maintenance expense. Operating income increased at Mall Corners as a result of the receipt of the Levitz Furniture settlement proceeds of $1.1 million, as discussed further above.

1998 Compared to 1997
---------------------

      The Partnership reported net income of $827,000 for the year ended September 30, 1998 as compared to net income of $1,115,000 for the prior year. This decrease in net income was the result of a $135,000 decrease in the Partnership's share of ventures' income and a $153,000 increase in the Partnership's operating loss. The decrease in the Partnership's share of ventures' income was primarily due to a $321,000 increase in combined expenses. Combined expenses increased mainly due to an increase in property operating expenses of $365,000. Property operating expenses increased primarily due to a significant increase in repairs and maintenance expenses at Regent's Walk as a result of an overall enhancement program implemented during fiscal 1998. The higher property operating expenses were partially offset by an increase of $143,000 in combined revenues and a decrease in interest expense of $65,000. Combined revenues increased mainly due higher rental revenues at Mall Corners due to certain leasing gains achieved during fiscal 1998 and increases in rental rates on the new leases signed during fiscal 1998. The decline in interest expense was the result of the scheduled amortization of the outstanding loan principal balances.

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

1997 Compared to 1996
---------------------

      The  Partnership  reported  net  income of  $1,115,000  for the year ended
September 30, 1997 as compared to net income of $782,000 for the prior year. This increase in net income was the result of a $389,000 increase in the Partnership's share of ventures' income, which was partially offset by a $56,000 increase in the Partnership's operating loss. The increase in the Partnership's share of ventures' income was primarily due to a $289,000 increase in combined revenues and a $143,000 decrease in combined expenses. Combined revenues increased mainly due to higher rental revenues at Mall Corners due to increases in rental rates on the new leases signed during fiscal 1997. Rental revenues at both the Hurstbourne and Regent's Walk properties were up only slightly compared to fiscal 1996. The decrease in combined expenses was primarily attributable to a decrease in the interest, real estate tax and property operating expense categories, which were partially offset by an increase in depreciation and amortization expense. Interest expense decreased mainly due to the lower interest rate obtained on the Mall Corners mortgage note, which was refinanced at the end of the first quarter of fiscal 1996. Real estate tax expense decreased due to a decline in real estate tax assessments at all three properties during fiscal 1997. Property operating expenses decreased mainly due to a reduction in repairs and maintenance and general administrative expenses at the Hurstbourne joint venture and a decrease in general and administrative expenses at Mall Corners. The reductions in property operating expenses at Hurstbourne and Mall Corners during fiscal 1997 were partially offset by an increase in repairs and maintenance related costs at Regent's Walk.

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

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its remaining property with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the property.

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

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at its remaining property that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to the remaining property that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investment will be significantly impacted by the competition from comparable properties in its local market areas. The occupancy levels and rental rates achievable at the property are largely a function of supply and demand in the market. The retail segment of the real estate market in general continues to suffer to some extent from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment property in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investment through a joint venture partnership could adversely impact the timing of the Partnership's planned disposition of its remaining asset and the amount of proceeds received from such a disposition. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in a delay in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining asset is critical to the Partnership's ability to realize the estimated fair market value of such property at the time of its final disposition. Demand by buyers of retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its fifteenth full year of operations in 1999 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may result in an increase in revenues, as well as operating expenses, at the Partnership's operating investment property. Most of the existing leases with tenants at the Partnership's retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

Item 7A.  Market Risk Disclosures

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents. The cash equivalents are invested exclusively in short-term money market instruments. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date elected
      Name                      Office                      Age     to Office
      ----                      ------                      ---     ---------

Bruce J. Rubin          President and Director              40      8/22/96
Terrence E. Fancher     Director                            46      10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           52      10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               57      4/25/84 *
Thomas W. Boland        Vice President and Controller       37      12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1999, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1991 through the first half of fiscal 1994. Distributions were reinstated at an annual rate of 2% on original invested capital effective for the third quarter of fiscal 1994. During fiscal 1997, the distribution rate was increased to 3.6% on remaining invested capital effective for the second quarter of fiscal 1997 and to 3.63% on remaining invested capital effective for the third quarter of fiscal 1997. Distributions remained at that level through the first quarter of fiscal 1999. Because of the reduction in distributable cash flow received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate was reduced to 2.5% for the quarter ended March 31, 1999. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $113,000 for the year ended September 30, 1999. No incentive management fees were earned during fiscal 1999.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1999 is $115,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $12,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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


      (b) A Current Report on Form 8-K was filed on September 30, 1999 reporting the sale of the Regent's Walk Apartments and is hereby incorporated herein by reference.

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


                                 PAINE WEBBER INCOME PROPERTIES SIX
                                        LIMITED PARTNERSHIP


                                 By:  Sixth Income Properties Fund, Inc.
                                      ---------------------------------
                                      Managing General Partner


                                  By: /s/ Bruce J. Rubin
                                      ------------------
                                      Bruce J. Rubin
                                      President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                      -------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                      --------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:  December 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  December 29, 1999
   -----------------------                             -----------------
   Bruce J. Rubin
   Director






By:/s/ Terrence E. Fancher                      Date:  December 29, 1999
   -----------------------                             -----------------
   Terrence E. Fancher
   Director



                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                INDEX TO EXHIBITS


                                                              Page Number in the Report
Exhibit No.       Description of Document                     or Other Reference
-----------       -----------------------                     ------------------

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


(13)              Annual Reports to Limited Partners          No Annual Report for the year
                                                              ended September 30, 1999 has  been
                                                              sent to the Limited Partners.
                                                              An Annual Report will be sent to
                                                              the Limited Partners subsequent to
                                                              this filing.

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

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Six Limited Partnership:

      Report of independent auditors                                      F-2

      Balance sheets as of September 30, 1999 and 1998                    F-3

      Statements of income for the years ended September 30, 1999,
      1998 and 1997                                                       F-4

      Statements of changes in partners' capital (deficit) for the
      years ended September 30, 1999, 1998 and 1997                       F-5

      Statements of cash flows for the years ended September 30, 1999,
      1998 and 1997                                                       F-6

      Notes to financial statements                                       F-7

Combined Joint Ventures of Paine Webber Income Properties Six Limited
Partnership:

      Report of independent auditors                                     F-17

      Combined balance sheets as of September 30, 1999 and 1998          F-18

      Combined statements of income and changes in ventures' capital
      for the years ended September 30, 1999, 1998 and 1997              F-19

      Combined  statements of cash flows for the years ended
      September  30, 1999,  1998 and 1997                                F-20

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

                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Six Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Six Limited Partnership as of September 30, 1999 and 1998, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Six Limited Partnership at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.





                                               /s/ERNST & YOUNG LLP
                                                  -----------------
                                                  ERNST & YOUNG LLP




Boston, Massachusetts
December 10, 1999

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 1999 and 1998
                     (In thousands, except per Unit amounts)

                                     ASSETS

                                                       1999             1998
                                                       ----             ----

Investments in joint ventures, at equity            $      -        $   3,434
Cash and cash equivalents                             12,665            1,344
Accounts receivable - affiliates                         879                -
                                                    --------        ---------
                                                    $ 13,544        $   4,778
                                                    ========        =========


                        LIABILITIES AND PARTNERS' CAPITAL

Losses of joint ventures in excess of
  investments and advances                          $    765        $       -
Accounts payable - affiliates                             13               16
Accrued expenses and other liabilities                    21               27
                                                    --------        ---------
      Total liabilities                                  799               43

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net loss                                  (617)            (816)
   Cumulative cash distributions                        (571)            (552)

  Limited Partners ($1,000 per unit; 60,000
  Units issued):
   Capital contributions, net of offering costs       53,959           53,959
   Cumulative net loss                                (8,772)         (27,563)
   Cumulative cash distributions                     (31,255)         (20,294)
                                                    --------        ---------
      Total partners' capital                         12,745            4,735
                                                    --------        ---------
                                                    $ 13,544        $   4,778
                                                    ========        =========



















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the years ended September 30, 1999, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                               1999         1998        1997
                                               ----         ----        ----
Revenues:
   Interest and other income                 $   445      $   106     $   237

Expenses:
   Management fees                               113          155         121
   General and administrative                    334          252         264
                                             -------      -------     -------
                                                 447          407         385
                                             -------      -------     -------
Operating loss                                    (2)        (301)       (148)

Partnership's share of gains on sales
  of operating investment properties          18,496            -           -

Partnership's share of ventures' income          496        1,128       1,263
                                             -------      -------     -------

Net income                                   $18,990      $   827     $ 1,115
                                             =======      =======     =======

Per Limited Partnership Unit:
   Net income                                $313.18      $ 13.64     $ 18.40
                                             =======      =======     =======

   Cash distributions                        $182.68      $ 35.08     $ 61.46
                                             =======      =======     =======

   The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.























                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1999, 1998 and 1997
                                 (In thousands)


                                      General      Limited
                                      Partners     Partners        Total
                                      --------     --------        -----

Balance at September 30, 1996        $ (1,347)     $  9,971        $  8,624

Cash distributions                        (17)       (3,687)         (3,704)

Net income                                 11         1,104           1,115
                                     --------      --------        --------

Balance at September 30, 1997          (1,353)        7,388         $ 6,035

Cash distributions                        (22)       (2,105)         (2,127)

Net income                                  8           819             827
                                     --------      --------        --------

Balance at September 30, 1998          (1,367)        6,102           4,735

Cash distributions                        (19)      (10,961)        (10,980)

Net income                                199        18,791          18,990
                                     --------      --------        --------

Balance at September 30, 1999        $ (1,187)     $ 13,932        $ 12,745
                                     ========      ========        ========
























                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                 1999        1998        1997
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income                                   $ 18,990    $   827    $  1,115
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Partnership's share of gain on sale
     of operating investment properties         (18,496)         -           -
   Partnership's share of ventures' income         (496)    (1,128)     (1,263)
   Changes in assets and liabilities:
     Accounts payable - affiliates                   (3)         -           6
     Accrued expenses and other liabilities          (6)       (23)         26
                                               --------    -------    --------
       Total adjustments                        (19,001)    (1,151)     (1,231)
                                               --------    -------    --------
       Net cash used in operating activities        (11)      (324)       (116)
                                               --------    -------    --------

Cash flows from investing activities:
  Distributions from joint ventures              22,410      1,877       2,520
  Cash contributions to joint ventures              (98)         -           -
                                               --------    -------    --------
       Net cash provided by investing
         activities                              22,312      1,877       2,520
                                               --------    -------    --------

Cash flows from financing activities:
  Distributions to partners                     (10,980)    (2,127)     (3,704)
                                               --------    -------    --------
       Net cash used in financing
         activities                             (10,980)    (2,127)     (3,704)
                                               --------    -------    --------

Net increase (decrease) in cash and
  cash equivalents                               11,321       (574)     (1,300)

Cash and cash equivalents, beginning of year      1,344      1,918       3,218
                                               --------    -------    --------

Cash and cash equivalents, end of year         $ 12,665    $ 1,344    $  1,918
                                               ========    =======    ========















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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, comprised of two multi-family apartment complexes, two commercial office buildings and one retail shopping center. The sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996. In addition, during fiscal 1992 the Partnership forfeited its interest in the other office building, Northbridge Office Centre, as a result of certain defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the Northbridge property were unsuccessful. As discussed further in Note 4, the two multi-family properties were sold during fiscal 1999. On November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Hurstbourne Apartments. On September 30, 1999, Regent's Walk Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Regent's Walk Apartments. The Partnership's one remaining investment is also described in Note 4.

      The Partnership is currently focusing on potential disposition strategies for the one remaining investment in its portfolio. Upon the sale of the Partnership's Mall Corners Shopping Center investment, an orderly liquidation of the Partnership would follow. However, in light of the current leasing status of the property (see Note 4), a liquidation of the Partnership will not be completed until the first half of calendar year 2000 at the earliest. Furthermore, there are no assurances that a sale of the Mall Corners investment and a liquidation of the Partnership will be completed within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1999 and 1998 and revenues and expenses for each of the three years in the period ended September 30, 1999. Actual results could differ from the estimates and assumptions used.

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

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of September 30, 1999 and 1998 due to the short-term maturities of these instruments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total basic and asset management fees of $113,000, $155,000 and $121,000 for the years ended September 30, 1999, 1998 and 1997, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at September 30, 1999 and 1998 consist of management fees payable to the Adviser.

      Included  in  general  and  administrative  expenses  for the years  ended
September  30,  1999,  1998  and  1997  is  $115,000,   $111,000  and  $111,000,
respectively,  representing  reimbursements  to an  affiliate  of  the  Managing
General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $12,000, $6,000 and $9,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999, 1998 and 1997, respectively.

      Accounts receivable - affiliates at September 30, 1999 represents the Partnership's remaining share of the net sale proceeds and operating cash flow to be received from Regent's Walk Associates subsequent to the sale of the Regent's Walk Apartments (see Note 4). Such amount was received subsequent to year-end.

4.  Investments in Joint Ventures
    -----------------------------

      The Partnership has an investment in one remaining joint venture which owns an operating investment property at September 30, 1999 (three at September 30, 1998). As discussed further below, the operating investment properties owned by the Hurstbourne and Regent's Walk joint ventures were sold on November 16, 1998 and September 30, 1999, respectively. The joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                        Condensed Combined Balance Sheets
                           September 30, 1999 and 1998
                                 (In thousands)
                                     Assets
                                                            1999        1998
                                                            ----        ----

      Current assets                                     $  1,303    $  2,260
      Operating investment properties, net                 19,360      41,414
      Other assets                                            731         973
                                                         --------    --------
                                                         $ 21,394    $ 44,647
                                                         ========    ========

                  Liabilities and Venturers' Capital (Deficit)

      Current liabilities                                $  1,389    $ 11,379
      Other liabilities                                        94         280
      Long-term debt                                       17,554      26,775

      Partnership's share of combined capital
        (deficit)                                           (817)      2,742
      Co-venturers' share of combined capital
        (deficit)                                           3,174       3,471
                                                         --------    --------
                                                         $ 21,394    $ 44,647
                                                         ========    ========

                   Reconciliation of Partnership's Investment
                                 (in thousands)

                                                            1999        1998
                                                            ----        ----
      Partnership's share of capital (deficit),
        as shown above                                   $   (817)   $  2,742
      Partnership's share of current
        liabilities and long-term debt                         52         692
                                                         --------    --------
      Investments in unconsolidated joint ventures,
        at equity                                        $   (765)   $  3,434
                                                         ========    ========

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1999, 1998 and 1997
                                 (In thousands)

                                                 1999       1998         1997
                                                 ----       ----         ----
      Rental revenues and
        expense recoveries                    $ 7,332     $ 9,833     $ 9,648
      Interest income                              66          54          96
                                              -------     -------     -------
                                                7,398       9,887       9,744

      Property operating expenses               2,575       3,578       3,213
      Depreciation and amortization             2,033       2,444       2,423
      Interest expense                          2,294       2,737       2,802
                                              -------     -------     -------
                                                6,902       8,759       8,438
                                              -------     -------     -------
      Operating income                            496       1,128       1,306

      Gain on sales of operating
        investment properties                  19,530           -           -
                                              -------     -------     -------

      Net income                              $20,026     $ 1,128     $ 1,306
                                              =======     =======     =======

      Partnership's share of
        combined income                       $18,992     $ 1,128     $ 1,306
      Co-venturers' share of
        combined income                         1,034          -           -
                                              -------     -------     -------
                                              $20,026     $ 1,128     $ 1,306
                                              =======     =======     =======

               Reconciliation of Partnership's Share of Operations
                                 (in thousands)

                                                1999        1998         1997
                                                ----        ----         ----

   Partnership's share of combined
      income, as shown above                  $18,992     $ 1,128     $ 1,306
   Amortization of excess basis                     -           -         (43)
                                              -------     -------     -------
   Partnership's share of unconsolidated
     ventures' net income                     $18,992     $ 1,128     $ 1,263
                                              =======     =======     =======

      The Partnership's share of ventures' net income is presented as follows in the accompanying statements of operations (in thousands):


                                                1999        1998         1997
                                                ----        ----         ----

   Partnership's share of ventures' income $ 496 $ 1,128 $ 1,263 Partnership's share of gain on sales of
      operating investment properties          18,496           -           -
                                              -------     -------     -------
                                              $18,992     $ 1,128     $ 1,263
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

      Investments in joint ventures, at equity, on the accompanying balance sheets is comprised of the following joint venture investment carrying amounts (in thousands):
                                                 1999        1998
                                                 ----        ----

      Regent's Walk Associates                $     -     $   253
      Kentucky-Hurstbourne Associates               -       3,686
      Gwinnett Mall Corners Associates           (765)       (505)
                                              -------     -------
                                              $  (765)    $ 3,434
                                              =======     =======

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                1999        1998        1997
                                                ----        ----        ----

      Regent's Walk Associates                $ 7,759     $   406     $   635
      Kentucky-Hurstbourne Associates          13,376         674         518
      Gwinnett Mall Corners Associates          1,275         797       1,367
                                              -------     -------     -------
                                              $22,410     $ 1,877     $ 2,520
                                              =======     =======     =======

      Descriptions of the properties owned by the joint ventures and the terms of the joint venture agreements are summarized as follows:

a.  Regent's Walk Associates
    ------------------------

      On May 15, 1985, the Partnership acquired an interest in Regent's Walk Associates, a Kansas general partnership that owned and operated Regent's Walk Apartments, a 255-unit apartment complex in Overland Park, Johnson County, Kansas. The Partnership was a general partner in the joint venture. The Partnership's co-venture partner was an affiliate of J. A. Peterson Enterprises, Inc. The initial aggregate cash investment by the Partnership for its interest was approximately $6,768,000 (including an acquisition fee of $390,000 paid to the Adviser). The property was encumbered by a nonrecourse first mortgage loan with an initial principal balance of $9,000,000 secured by the operating investment property. The note required monthly payments, including interest at 7.32%, with an unpaid principal balance of $8,500,163 due October 1, 2000.

      On September 30, 1999, Regent's Walk Associates sold the Regent's Walk Apartments to an affiliate of the Partnership's joint venture partner for $17.75 million. The sale generated net proceeds of approximately $8,068,000, after the assumption of the outstanding first mortgage loan of approximately $8,624,000, accrued interest of approximately $51,000, closing proration adjustments of approximately $189,000, and a payment of approximately $818,000 to the Partnership's non-affiliated co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. In addition, as a result of the Regent's Walk sale, the Partnership received $117,000 which had been held in escrow at the property plus $257,000 as a result of operations of the property through the date of sale. The Partnership made a special distribution to the Limited Partners of $9,180,000, or $153 per original $1,000 investment, on October 15, 1999 to Unitholders of record on the September 30, 1999 sale date. Of the $153.00 total, $140.30 resulted from the sale of Regent's Walk and $12.70 was from Partnership reserves that exceed expected future requirements. As previously reported, the Partnership had entered into negotiations with its Regent's Walk Apartments co-venture partner for a sale of the property during the third quarter of fiscal 1999. On May 19, 1999, the Partnership negotiated a purchase and sale agreement with an affiliate of the co-venturer to sell the property for what the Partnership believes was a very favorable price of $17,750,000. The prospective buyer subsequently made non-refundable deposits totalling $1,250,000. The only contingency was for approval by the lender for an assumption of the first mortgage loan as part of the sale transaction. The joint venture subsequently received this approval and the sale closed on September 30, 1999. The sale of the Regent's Walk Apartments resulted in a gain of $8,268,000 at the joint venture level for financial reporting purposes in fiscal 1999. The Partnership was allocated 100% of this gain in accordance with the terms of the joint venture agreement.

      The joint venture agreement provided that the Partnership would receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after the Partnership had received its cumulative preferred return, the co-venturer was entitled to a preference return of $7,000 for each fiscal quarter which was cumulative only for amounts due in any one fiscal year. Any remaining cash flow was to be used to pay interest on any notes from the joint venture to the partners and then was to be distributed to the partners, with the Partnership receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder.

      Taxable income or tax loss was to be allocated to the partners based on their proportionate share of cash distributions. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes were made in conformity with the allocations of taxable income or tax loss.

      If additional cash was needed by the joint venture for any reason including payment of the Partnership's preference return, prior to June 1, 1992, the co-venturer was required to make loans to the joint venture up to a total of $250,000. After the joint venture had borrowed $250,000 from the co-venturer, if the joint venture required additional funds for purposes other than distributions, then it was to be provided 90% by the Partnership and 10% by the co-venturer. As of September 30, 1998, the joint venture had loans payable to the co-venturer and the Partnership aggregating $264,882 and $133,943, respectively.

      Sale and/or refinancing proceeds were to be distributed as follows, after making a provision for liabilities and obligations: (1) repayment to the co-venturer of up to $250,000 of operating loans plus accrued interest thereon,
(2) payment of accrued interest and repayment of principal of operating notes (pro-rata), (3) to the Partnership, payment of any preferred return arrearage,
(4) to the Partnership, an amount equal to the Partnership's gross investment plus $560,000, (5) to the co-venturer, the amount of $500,000, (6) to payment of a brokers fee to the partners if a sale was made to a third party, (7) to the payment of up to $100,000 of subordinated management fees, (8) the next $8,000,000 to the Partnership and the co-venturer in the proportions of 90% and 10%, respectively, (9) the next $4,000,000 to the Partnership and the co-venturer in the proportions of 80% and 20%, respectively, and (10) any remaining balance 70% to the Partnership and 30% to the co-venturer.

      The joint venture had entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee was 4% of the gross rents collected from the property until June 1, 1990 when the fee increased to 5% of the gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents was to be payable only to the extent of cash flow remaining after the Partnership had received its preferred return. Any payments not made pursuant to the above were payable only out of sale or refinancing proceeds and were limited to a maximum of $100,000, as specified in the agreement. Total subordinated management fees as of September 30, 1998 exceeded this $100,000 limitation. Effective October 1, 1997, the management fee was reduced to 2.5%, all of which was payable as earned.

b.  Kentucky-Hurstbourne Associates
    -------------------------------

      On July 25, 1985, the Partnership acquired an interest in Kentucky-Hurstbourne Associates, a Delaware general partnership that owned and operated Hurstbourne Apartments, a 409-unit apartment complex located in Louisville, Kentucky. The Partnership was a general partner in the joint venture. The Partnership's co-venture partner was an affiliate of the Paragon Group. The initial aggregate cash investment by the Partnership for its interest was approximately $8,716,000 (including an acquisition fee of $500,000 paid to the Adviser). The property was encumbered by a nonrecourse first mortgage loan with a balance of $8,144,000 as of September 30, 1998. This mortgage loan was scheduled to mature in September 1999.

     During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately
$30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center. The sale of the Hurstbourne property resulted in a gain of $11,262,000 at the joint venture level for financial reporting purposes in fiscal 1999. The Partnership's share of such gain was $10,228,000.

      Taxable income or tax loss of the joint venture was to be allocated to the Partnership and co-venturer in proportion to the distribution of net cash flow subject to the following: first, the co-venturer was not to be allocated less than 10% of the net income or net loss; second, the co-venturer was not to be allocated net profits in excess of net cash flow distributed to it during the fiscal year. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the venture's income and losses for certain years being allocated in a manner different from that provided in the venture agreement such that none of the losses were allocated to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes were made in conformity with the actual allocation of taxable income or tax loss.

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

c.  Gwinnett Mall Corners Associates
    --------------------------------

      On August 28, 1985, the Partnership acquired an interest in Gwinnett Mall Corners Associates, a Georgia general partnership that owns and operates Mall Corners Shopping Center, a 304,000 gross leasable square foot shopping center, located in Gwinnett County, Georgia. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is a partnership comprised of several individual investors. The Mall Corners property was 73% leased and occupied as of September 30, 1999, as compared to 97% leased as of September 30, 1998. The 73% occupancy level reflects the vacancy for a former anchor tenant, Levitz Furniture, which represented 16% of the Center's leasable area, a former movie theater that occupied 8% of the leasable area and four stores that represent 3% of the leasable area. As discussed in Note 1, the Partnership is examining potential disposition strategies for Mall Corners. However, the Partnership's co-venture partner believes that it could be desirable from its perspective to re-lease all of the currently vacant space at the Center before selling the property. As a result, the Partnership is currently exploring its strategic alternatives which include exercising its rights of first offer under the joint venture agreement.

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

      The joint venture agreement provides that the Partnership will receive from cash flow, as defined, an annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the Partnership's preference return described above through November 1, 1990, the co-venturer was required to fund to the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. During 1990, the venture partners reached an agreement as to the cumulative deficiencies to be funded by the co-venturer, which totalled $665,000. Cumulative total preference distributions in arrears at September 30, 1999 amounted to $2,117,000, which includes minimum guaranteed distributions in arrears of $427,000. The minimum guaranteed distributions are accrued in the venture's financial statements. However, the remaining unpaid preference return is payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the venture's financial statements.

      The co-venturer is entitled to receive quarterly non-cumulative, subordinated returns of $38,000. Due to insufficient cash flow, the co-venturer received no distributions for any of the three years in the period ended September 30, 1999. Any remaining cash flow, as defined, after payments of the co-venturer's preference return, shall be distributed first to the Initial Property Manager (an affiliate of the co-venturer) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by the Partnership and the co-venturer to the joint venture. The next $500,000 is to be distributed 80% to the Partnership and 20% to the co-venturer. The next $500,000 of cash flow in any year in excess of such returns will be distributed 70% to the Partnership and 30% to the co-venturer and the remaining balance is to be distributed 60% to the Partnership and 40% to the co-venturer.

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

      If additional cash is required for any reason in connection with operations of the Joint Venture, it will be provided 70% by the Partnership and 30% by the co-venturer (operating loans). The rate of interest on such loans shall equal the lesser of the rate announced by the First National Bank of Boston as its prime or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. There were no operating/default loans outstanding at the end of fiscal 1999 or 1998. Operating/default loans of $89,000 were required in fiscal years prior to 1991. Such loans were repaid in fiscal 1997. Total interest incurred and expensed for these loans amounted to 1,000 in fiscal year 1997.

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

      The joint venture entered into a property management contract with a former affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 3% of the gross receipts, as defined, of which 1.5% was subordinated to the payment of the Partnership's minimum guaranteed distributions through November 1990.

5.   Subsequent Event
     ----------------

      On October 15, 1999, the Partnership distributed $9,180,000 of the proceeds from the sale of the Regent's Walk property to the Limited Partners. See Note 4 for a discussion of this transaction. On November 15, 1999, the Partnership distributed $304,000 to the Limited Partners, $3,000 to the General Partners and $13,000 to the Adviser as an asset management fee for the quarter ended September 30, 1999.

                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Six Limited Partnership:


      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership as of September 30, 1999 and 1998, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership at September 30, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                          /s/ERNST & YOUNG LLP
                                          --------------------
                                          ERNST & YOUNG LLP



Boston, Massachusetts
December 10, 1999

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1999 and 1998
                                 (In thousands)

                                     ASSETS
                                                            1999        1998
                                                            ----        ----
Current assets:
   Cash and cash equivalents                             $    457    $  1,206
   Prepaid expenses                                            19          21
   Accounts receivable from tenants and others                 58         475
   Cash reserve for capital expenditures                      689         351
   Cash reserve for insurance and taxes                        80         207
                                                         --------    --------
      Total current assets                                  1,303       2,260

Cash reserve for tenant security deposits                      31          28

Capital contributions receivable from
   Mall Corners III                                           665         665

Operating investment properties, at cost:
   Land                                                     7,039       9,941
   Buildings, improvements and equipment                   24,344      56,960
                                                         --------    --------
                                                           31,383      66,901
   Less accumulated depreciation                          (12,023)    (25,487)
                                                         --------    --------
      Net operating investment properties                  19,360      41,414

Deferred expenses, net of accumulated
  amortization of $2,649 in 1999 and $3,342 in 1998            35         280
                                                         --------    --------
                                                         $ 21,394    $ 44,647
                                                         ========    ========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Distributions payable to venturers                    $    427    $    558
   Notes payable to venturers                                   -         399
   Current portion of long-term debt                          597       8,805
   Accounts payable and accrued expenses                      160         551
   Accounts payable - affiliate                                 -          25
   Accrued interest                                           115         634
   Accrued real estate taxes                                    -         182
   Other liabilities                                           90         225
                                                         --------    --------
      Total current liabilities                             1,389      11,379

Long-term debt                                             17,554      26,775

Tenant security deposits                                       94         280

Venturers' capital                                          2,357       6,213
                                                         --------    --------
                                                         $ 21,394    $ 44,647
                                                         ========    ========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
              PAINEWEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended September 30, 1999, 1998 and 1997
                                 (In thousands)

                                               1999       1998        1997
                                               ----       ----        ----

Revenues:
  Rental income and expense reimbursements   $  7,332    $  9,833    $  9,648
  Interest income                                  66          54          96
                                             --------    --------    --------
                                                7,398       9,887       9,744

Expenses:
  Interest                                      2,294       2,737       2,802
  Depreciation                                  1,703       2,190       2,178
  Property taxes                                  447         620         575
  Insurance                                        68         110         110
  Management fees                                 188         255         353
  Maintenance and repairs                         685       1,162         717
  Utilities                                       347         582         594
  General and administrative                      232         218         246
  Salaries                                        285         600         584
  Amortization                                    330         253         245
  Other                                           323          32          34
                                             --------    --------    --------
                                                6,902       8,759       8,438
                                             --------    --------    --------

Operating income                                  496       1,128       1,306

Gain on sales of operating investment
   properties                                  19,530           -           -
                                             --------    --------    --------

Net income                                     20,026       1,128       1,306

Distributions to venturers                    (23,882)     (1,861)     (2,246)

Venturers' capital, beginning of year           6,213       6,946       7,886
                                             --------    --------    --------

Venturers' capital, end of year              $  2,357    $  6,213    $  6,946
                                             ========    ========    ========















                             See accompanying notes.



                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1999, 1998 and 1997
                           Increase (Decrease) in Cash
                                 (In thousands)

                                                       1999         1998         1997
                                                       ----         ----         ----

Cash flows from operating activities:
  Net income                                           $  20,026    $   1,128    $    1,306
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                           2,033        2,443         2,423
   Amortization of deferred financing costs                    -           34            34
   Gain on sale of operating investment properties       (19,530)           -             -
   Changes in assets and liabilities:
     Prepaid expenses                                         24            6            90
     Accounts receivable - affiliates                          -           11             6
     Accounts receivable from tenants and others             417         (282)          (68)
     Cash reserve for capital expenditures                  (338)         378           332
     Cash reserve for insurance and taxes                    105            4           (64)
     Cash reserve for tenant security deposits                (3)          35           (10)
     Accounts payable and accrued expenses                  (569)         489            (6)
     Accounts payable - affiliate                              -           (5)            1
     Accrued interest                                       (519)          32           (66)
     Accrued real estate taxes                              (183)          20           (44)
     Other liabilities                                       (40)          91            19
     Tenant security deposits                               (186)           2             9
                                                       ---------     --------    ----------
        Total adjustments                                (18,789)       3,258         2,656
                                                       ---------     --------    ----------
        Net cash provided by operating activities          1,237        4,386         3,962
                                                       ---------     --------    ----------

Cash flows from investing activities:
  Net proceeds from sales of operating
   investment properties                                  40,384            -             -
  Additions to operating investment properties              (619)      (1,245)         (516)
  Payment of leasing commissions                             (84)        (155)          (55)
                                                       ---------     --------    ----------
        Net cash provided by (used in)
          investing activities                            39,681       (1,400)         (571)
                                                       ---------     --------    ----------

Cash flows from financing activities:
  Distributions to venturers                             (23,839)      (1,878)       (2,432)
  Payments to venturers for notes payable                   (399)           -           (89)
  Principal payments on long-term debt                   (17,429)        (727)         (675)
                                                       ---------     --------    ----------
        Net cash used in financing activities            (41,667)      (2,605)       (3,196)
                                                       ---------     --------    ----------

Net (decrease) increase in cash and cash equivalents        (749)         381           195

Cash and cash equivalents, beginning of year               1,206          825           630
                                                       ---------     --------    ----------

Cash and cash equivalents, end of year                 $     457     $  1,206    $      825
                                                       =========     ========    ==========

Cash paid during the year for interest                 $   2,813     $  2,671    $    2,834
                                                       =========     ========    ==========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership (PWIP6) include the accounts of PWIP6's three unconsolidated joint venture investees as of September 30, 1999. Gwinnett Mall Corners Associates, a Georgia general partnership, was organized on August 28, 1985, by PWIP6 and Mall Corners III, Ltd., a Georgia limited partnership (MC III), to acquire and operate a 304,000 square foot shopping center located in Gwinnett County, Georgia. Regent's Walk Associates was organized on April 25, 1985 in accordance with a joint venture agreement between PWIP6 and Peterson Interests of Kansas, Inc. (PIK). The joint venture was organized to purchase and operate a 255-unit apartment complex known as Regent's Walk Apartments in Overland Park, Kansas. The apartment complex was purchased on May 15, 1985. Kentucky-Hurstbourne Associates was organized on July 25, 1985 in accordance with a joint venture agreement between PWIP6 and Hurstbourne Apartments Company, Ltd. (Limited Partnership). The joint venture was organized to purchase and operate a 409-unit apartment complex known as Hurstbourne, Kentucky. During the current fiscal year, on November 16, 1998 Kentucky-Hurstbourne Associates sold the Hurstbourne Apartments, and, on September 30, 1999 Regent's Walk Associates sold the Regent's Walk Apartments. See Note 3 for a description of these transactions. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and PWIP6, which owns a majority financial interest but does not have voting control in each joint venture.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying combined financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1999 and 1998 and revenues and expenses for each of the three years in the period ended September 30, 1999. Actual results could differ from the estimates and assumptions used.

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

      Deferred expenses
      -----------------

      Lease commissions are being amortized over the shorter of ten years or the remaining term of the related lease on a straight-line basis. Permanent loan fees and related debt acquisition costs are being amortized on the effective interest method over the term of the related mortgage loans. Organization costs represent legal fees associated with the formation of the joint venture and were amortized over five years on a straight-line basis.

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

3.  Partnership Agreements and Related Party Transactions
    -----------------------------------------------------

      Gwinnett Mall Corners Associates
      --------------------------------

      The Mall Corners joint venture agreement provides that PWIP6 will receive from cash flow, as defined, a annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the PWIP6 preference return described above through November 1, 1990, MC III was required to fund the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. PWIP6 and MC III were in disagreement as to the amount of deficiencies to be funded by MC III through September 30, 1989. During 1990, the partners reached an agreement as to the cumulative deficiencies to be funded by MC III. This agreement resulted in a decrease to the receivable from MC III and a decrease in MC III's capital of $245,000. The joint venture made distributions to PWIP6 of $1,047,000 in fiscal 1999. Cumulative preferred distributions in arrears at September 30, 1999 amounted to approximately $2,117,000 including minimum guaranteed distributions in arrears of $427,000. The minimum guaranteed distributions are accrued in the accompanying financial statements. However, the remainder of the cumulative preferred distributions are payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not accrued in the accompanying financial statements.

      The receivable from MC III totaled $665,000 at September 30, 1999 and 1998. The receivable is guaranteed by the partners of MC III, however, the venture is subject to credit loss to the extent the guarantors are unable to fulfill their obligation. The venture does not anticipate nonperformance by MC III due to their interest in the venture and the underlying value of the venture's assets.

      MC III is entitled to receive quarterly non-cumulative, subordinated returns of $38,000 each quarterly period, subject to available cash flow. Due to insufficient cash flow, MC III received no distributions for any of the three years in the period ended September 30, 1999. Any remaining cash flow, as defined, after payment of MC III's preferred return, is to be distributed to the Initial Property Manager (an affiliate of MC III) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by PWIP6 and MC III to the joint venture. The next $500,000, if any, is to be distributed 80% to PWIP6 and 20% to MC III, the second $500,000, if any, is to be distributed 70% to PWIP6 and 30% to MC III and the remaining balance, if any, is to be distributed 60% to PWIP6 and 40% to MC III.

      Taxable income or tax loss is allocated to PWIP6 and MC III based on the proportionate percentage of net cash flow distributed; if no net cash flow has been distributed, 100% to PWIP6. Allocations of the joint venture's operations between PWIP6 and MC III for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with operations of the joint venture, it is to be provided 70% by PWIP6 and 30% by MC III in the form of operating loans. The rate of interest shall equal the lesser of the rate announced by the First National Bank of Boston as its prime rate or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. PWIP6 made a temporary advance of $200,000 to the venture during fiscal 1995 to fund a good faith deposit required in connection with the refinancing transaction described in Note 6. Such funds were returned to PWIP6 in fiscal 1996 subsequent to the closing of the refinancing transaction. There were no operating/default loans outstanding as of the end of fiscal 1999 or 1998. Operating/default loans of $89,000 were required in fiscal years prior to 1991 (see Note 5). These loans were repaid during fiscal 1997. Total interest incurred and expensed for these loans amounted to $1,000 in fiscal year 1997.

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

      The joint venture has entered into a property management contract with a former affiliate of MC III (the Initial Property Manager), cancellable at PWIP6's option upon the occurrence of certain events. The management fee is equal to 3% of gross rents, as defined, of which 1.5% was subordinated to the receipt by PWIP6 of its guaranteed preferred return through November 1990. Management fees incurred in 1999, 1998 and 1997 were $108,000, $97,000 and $103,000, respectively. The property manager provided maintenance and leasing services to the joint venture totalling $82,000, $171,000 and $85,000 in 1999, 1998 and 1997, respectively.

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

      Regent's Walk Associates
      ------------------------

      On September 30, 1999, Regent's Walk Associates sold its operating investment property, the Regent's Walk Apartments, to an affiliate of its unaffiliated joint venture partner for $17.75 million. The sale generated net proceeds to PWIP6 of approximately $8,068,000, after the assumption of the outstanding first mortgage loan of approximately $8,624,000, accrued interest of approximately $51,000, closing proration adjustments of approximately $189,000, and a payment of approximately $818,000 to PWIP6's non-affiliated co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. In addition, as a result of the Regent's Walk sale, PWIP6 received $117,000 which had been held in escrow at the property plus $257,000 as a result of operations of the property through the date of sale. PWIP6 had entered into negotiations with its Regent's Walk Apartments co-venture partner for a sale of the property during the third quarter of fiscal 1999. On May 19, 1999, PWIP6 negotiated a purchase and sale agreement with an affiliate of the co-venturer to sell the property for what PWIP6 believed was a very favorable price of $17,750,000. The prospective buyer subsequently made non-refundable deposits totalling $1,250,000. The only contingency was for approval by the lender for an assumption of the first mortgage loan as part of the sale transaction. The joint venture subsequently received this approval and the sale closed on September 30, 1999. The sale of the Regent's Walk Apartments resulted in a gain of $8,268,000 for financial reporting purposes in fiscal 1999.

      The Regent's Walk joint venture agreement provided that PWIP6 would receive from cash flow a cumulative preferred return, payable quarterly, of $164,000. Commencing June 1, 1988, after PWIP6 had received its cumulative preferred return, PIK was entitled to a preference return of $7,000 for each fiscal quarter which was cumulative only for amounts due in any one fiscal year. Any remaining cash flow was to be used to pay interest on any notes from the venturers and then was to be distributed to the partners, with PWIP6 receiving 90% of the first $200,000, 80% of the next $200,000 and 70% of any remainder.

     Income or loss was to be allocated to the partners based on their proportionate share of cash distributions.

      Under the terms of the venture agreement, PIK was required to make loans to the joint venture up to a total of $250,000 for additional cash needed by the joint venture for any reason including payment of the PWIP6 preference return, prior to June 1, 1992. After the joint venture had borrowed $250,000 from PIK, if the joint venture required additional funds for purposes other than distributions, then it was to be provided 90% by PWIP6 and 10% by PIK (see Note
5).

      Distribution of sale and/or refinancing proceeds were to be distributed as follows, after making a provision for liabilities and obligations: (1) repayment to PIK of up to $250,000 of operating loans plus accrued interest thereon, (2) payment of accrued interest and repayment of principal of operating notes (pro-rata), (3) payment to PWIP6 of any preferred return arrearage, (4) to PWIP6, an amount equal to PWIP6's gross investment plus $560,000, (5) to PIK, the amount of $500,000, (6) to payment of a brokers fee to the partners if a sale is made to a third party, (7) to the payment of up to $100,000 of subordinated management fees, (8) the next $8,000,000 to PWIP6 and PIK in the proportions of 90% and 10%, respectively, (9) the next $4,000,000 to PWIP6 and PIK in the proportions of 80% and 20%, respectively, and (10) any remaining balance 70% to PWIP6 and 30% to PIK.

      The joint venture entered into a property management contract with an affiliate ("property manager") of PIK. The management fee was 4% of gross rents, as defined until June 1, 1990 when the fee increased to 5% of gross rents. Subsequent to June 1, 1988, that portion of the fees representing 1% of gross rents was to be payable only to the extent of cash flow remaining after PWIP6 has received its preferred return. Any payments not made pursuant to the above were payable only out of sale or refinancing proceeds as specified in the agreement. As of September 30, 1998, deferred management fees exceeded the $100,000 limitation referred to above. As of October 1, 1997, the management fee was reduced to 2.5%, all of which was payable as earned.

      At September 30, 1998, $5,000 was due to the property manager for management fees. For the years ended September 30, 1999, 1998 and 1997 property management fees totalled $64,000, $63,000 and $102,000, respectively. During 1999, 1998 and 1997, management fees of $25,000, $25,000 and $25,000, respectively, were subordinated as described above.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $390,000 in connection with PWIP6's investment in the joint venture.

      Kentucky - Hurstbourne Associates
      ---------------------------------

      On November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to PWIP 6 after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to PWIP6's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. PWIP 6 and its co-venture partner had been exploring potential opportunities to market the Hurstbourne Apartments for sale during calendar year 1998. During the second quarter of fiscal 1998, PWIP6 and its co-venture partner held discussions concerning potential marketing strategies. During the third quarter of fiscal 1998, PWIP6 and its co-venture partner solicited marketing proposals from several real estate brokerage firms. After reviewing their respective proposals and conducting interviews, PWIP6 and its co-venture partner selected a national brokerage firm that has experience selling apartment properties in the Louisville area to market the property for sale. Sales materials were finalized by late May 1998, and an extensive marketing campaign began in early June 1998. A purchase and sale agreement with the prospective buyer was signed on October 2, 1998, and the transaction closed on November 16, 1998, as described above. The sale of the Hurstbourne property resulted in a gain of $11,262,000 for financial reporting purposes in fiscal 1999.

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

      The venture had a property management contract with an affiliate (property manager) of the Limited Partnership until April 1, 1997. The management fee to the related property manager was 5% of gross rents. Through July 30, 1988, 40% of the manager's fee was subordinated to receipt by PWIP6 and the Limited Partnership of their preference returns. At September 30, 1998, cumulative subordinated management fees payable to the related property manager were approximately $118,000. Under terms of the venture agreement and as stated in
Note 3, unpaid subordinated management fees were only to be paid upon refinancing, sale, exchange or other disposition of the property. For the year ended September 30, 1997 property management fees paid to the related property manager totalled $74,000.

      PaineWebber Properties Incorporated, the advisor to PWIP6 and an affiliate of PaineWebber Incorporated, was paid an acquisition fee of $500,000 in fiscal 1985 in connection with PWIP6's investment in the joint venture.

4.  Leasing Activities
    ------------------

      The Gwinnett Mall Corners joint venture derives its income from noncancellable operating leases which expire on various dates through the year 2010. The operating property was approximately 73% leased as of September 30, 1999. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 1999 are as follows (in thousands):

            Year ending September 30:
            ------------------------
               2000                $ 3,014
               2001                  2,898
               2002                  2,648
               2003                  2,277
               2004                  1,946
               Thereafter            2,567
                                   -------
                                   $15,350
                                   =======

      Three of the venture's tenants individually comprise more than 10% of the venture's fiscal 1999 base rental income. These tenants operate in the clothing retailing, household retailing and the furniture retailing industries. The same three tenants individually comprise more than 10% of the venture's total future minimum rents. Their industry and future minimum rents are as follows (in thousands):

      Clothing retailer             $1,571
      Household retailer            $3,227
      Furniture retailer            $1,900

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

      Notes payable to venturers generally bear interest at the rate of prime plus 1% (9.50% at September 30, 1998). Interest incurred and expensed on notes payable to venturers for the years ended September 30, 1999, 1998 and 1997 totalled $38,000 in each year.

6.  Long-term Debt
    ---------------

      Long-term debt consists of the following amounts (in thousands):

                                                        1999          1998
                                                        ----          ----

     Gwinnett  Mall Corners  Associates'
     nonrecourse  mortgage  note secured
     by  a  Deed  to  Secure   Debt  and
     Security  Agreement  on  the  joint
     venture's property.  The note has a
     term of 10 years, bears interest at
     a  rate  of  7.4%  per   annum  and
     requires   monthly   principal  and
     interest  payments  based  on  a 20
     year  amortization   schedule.  The
     loan  matures on  December 1, 2005.
     The fair value of this note payable
     approximated  its carrying value as
     of  September  30,  1999 and  1998.              $18,151         $18,705

     Kentucky - Hurstbourne  Associates'
     nonrecourse promissory note secured
     by    the    venture's    operating
     property;  bore interest at 12.625%
     through   September  30,  1992.  In
     1992, the Partnership  exercised an
     option to extend the maturity  date
     of the loan to  September  30, 1999
     with  a   7.695%   interest   rate.
     Principal and interest  payments of
     $62 are due monthly, with a balloon
     payment of $8,022 due at  maturity.
     The fair value of this note payable
     approximated  its carrying value as
     of September 30, 1998.                                 -            8,144

     Regent's      Walk      Associates'
     nonrecourse   first  mortgage  note
     secured by the venture's  operating
     investment   property.   The  first
     mortgage loan bears  interest at an
     annual  rate of 7.32% and  requires
     principal and interest  payments of
     $62  on  a  monthly  basis  through
     maturity  on October  1,  2000,  at
     which  time a  balloon  payment  of
     $8,500 will be due.  The fair value
     of this note  payable  approximated
     its carrying  value as of September
     30,  1998.                                             -           8,731
                                                      -------         -------
                                                       18,151          35,580
     Less current portion                                (597)         (8,805)
                                                      -------         -------
                                                      $17,554         $26,775
                                                      =======         =======


      Scheduled maturities of long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

                  2000                   $   597
                  2001                       642
                  2002                       691
                  2003                       744
                  2004                       801
                  Thereafter              14,676
                                         -------
                                         $18,151
                                         =======


Schedule III - Real Estate and Accumulated Depreciation

                                                            COMBINED JOINT VENTURES
                                           PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
                                              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            September 30, 1999
                                                               (In thousands)


                              Initial Cost to                Gross Amount at Which Carried at                          Life on Which
                                Partnership   Costs              Close of period                                        Depreciation
                                Buildings     Capitalized         Buildings,                                            in Latest
                             Improvements     (Removed)           Improvements                                          Income
                               & Personal     Subsequent to         & Personal       Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Property      Acquisition     Land  Property   Total Depreciation Construction Acquired is Computed
----------- ------------  ----  --------      -----------     ----  --------   ----- ------------ ------------ -------- -----------

Shopping
 Center -
Gwinnett
County, GA  $18,151       $ 7,039  $21,509   $2,626         $7,039  $24,344    $31,383    $12,023    1985     8/28/85   5 to 30 Yrs.


Notes

(A) The  aggregate  cost of real estate  owned at  September  30, 1999 for Federal income tax purposes is approximately $23,460.

(B) See  Note 5 of  Notes to Combined  Financial  Statements for a description of the long-term mortgage debt encumbering the operating investment properties.

(C) Reconciliation of real estate owned:
                                                 1999        1998        1997
                                                 ----        ----        ----

        Balance at beginning of year           $66,901     $65,656     $65,140
        Additions and improvements                 619       1,245         516
        Disposals                              (36,137)          -           -
                                               -------     -------     -------
        Balance at end of year                 $31,383     $66,901     $65,656
                                               =======     =======     =======

(D) Reconciliation of accumulated depreciation:
        Balance at beginning of year           $25,487     $23,297     $21,119
        Depreciation expense                     1,703       2,190       2,178
        Disposals                              (15,167)          -           -
                                              --------     -------     -------
        Balance at end of year                 $12,023     $25,487     $23,297
                                               =======     =======     =======
