Form 10-Q
period 1999-12-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 2000-02-11
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-13129


          PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                           04-2829686
            --------                                        ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                         --------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
              December 31, 1999 and September 30, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                              December 31     September 30
                                              -----------     ------------

Cash and cash equivalents                        $  4,201       $ 12,665
Accounts receivable - affiliates                        -            879
                                                 --------       --------
                                                 $  4,201       $ 13,544
                                                 ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Losses  of joint  venture  in  excess
  of  investments  and advances                  $    838       $    765
Accounts payable - affiliates                          10             13
Accrued expenses and other liabilities                 16             21
Partners' capital                                   3,337         12,745
                                                 --------       --------
                                                 $  4,201       $ 13,544
                                                 ========       ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the three months ended December 31, 1999 and 1998
                                   (Unaudited)
                                 (In thousands)

                                                  General       Limited
                                                  Partners      Partners
                                                  --------      --------

Balance at September 30, 1998                     $(1,367)      $  6,102
Cash distributions                                     (6)        (9,826)
Net income                                            103          9,699
                                                  -------       --------
Balance at December 31, 1998                      $(1,270)      $  5,975
                                                  =======       ========

Balance at September 30, 1999                     $(1,187)      $ 13,932
Cash distributions                                     (2)        (9,484)
Net income                                              1             77
                                                  -------       --------
Balance at December 31, 1999                      $(1,188)      $  4,525
                                                  =======       ========





                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
        For the three months ended December 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                             1999         1998
                                             ----         ----

Revenues:

   Interest and other income                $    95     $    88

Expenses:

   Management fees                               22          36
   General and administrative                    88         101
                                            -------     -------
                                                110         137
                                            -------     -------

Operating loss                                  (15)        (49)

Partnership's share of
  gain on sale of operating
  investment property                             -      10,228

Partnership's share of ventures'
  income (losses)                                93        (377)
                                            -------     -------

Net income                                  $    78     $ 9,802
                                            =======     =======

Net income per Limited Partnership Unit     $  1.29     $161.65
                                            =======     =======

Cash distributions per Limited
  Partnership Unit                          $158.07     $163.77
                                            =======     =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
       For the three months ended December 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1999         1998
                                                            ----         ----

Cash flows from operating activities:
   Net income                                             $     78    $  9,802
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
      Partnership's share of gain on sale
        of operating investment property                         -     (10,228)
      Partnership's share of ventures' income (losses)         (93)        377
      Changes in assets and liabilities:
        Accounts receivable - affiliates                       879           -
        Accounts payable - affiliates                           (3)         (3)
        Accrued expenses and other liabilities                  (5)         39
                                                          --------    --------
           Total adjustments                                   778      (9,815)
                                                          --------    --------
           Net cash provided by (used in)
             operating activities                              856         (13)

Cash flows from investing activities:

   Distributions from joint ventures                           166      13,334
                                                          --------    --------

Cash flows from financing activities:

   Cash distributions to partners                           (9,486)     (9,832)
                                                          --------    --------

Net (decrease) increase in cash and cash equivalents        (8,464)      3,489

Cash and cash equivalents, beginning of period              12,665       1,344
                                                          --------    --------

Cash and cash equivalents, end of period                  $  4,201    $  4,833
                                                          ========    ========









                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                   (Unaudited)



1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1999 and September 30, 1999 and revenues and expenses for the three months ended December 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. It had been contemplated that a sale of the Partnership's Mall Corners investment, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999. However, because of the recently announced closing of an anchor tenant at Mall Corners, as well as other current vacancies at the property, the joint venture partner believes that it could be desirable from its perspective to re-lease some or all of the currently vacant space at the Center before selling the property. As a result, the Partnership has been exploring its strategic alternatives, and the disposition plan for the Mall Corners investment has not yet been finalized. Consequently, a liquidation of the Partnership will not be completed until the second quarter of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time.

2.  Investments in Joint Ventures
    ------------------------------

      As of December 31, 1999, the Partnership has an investment in one remaining joint venture which owns an operating investment property (three at September 30, 1998) as more fully described in the Partnership's Annual Report. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. On September 30, 1999, Regent's Walk Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Regent's Walk Apartments, located in Overland Park, Kansas, to an affiliate of its unaffiliated joint venture partner for $17.75 million. The sale generated net proceeds of approximately $8,068,000, after the assumption of the outstanding first mortgage loan of approximately $8,624,000, accrued interest of approximately $51,000, closing proration adjustments of approximately $189,000, and a payment of approximately $818,000 to the Partnership's non-affiliated co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. In addition, as a result of the Regent's Walk sale, the Partnership received $117,000 which had been held in escrow at the property plus $257,000 as a result of operations of the property through the date of sale.

     With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. The property was 49% occupied as of December 31, 1999. During the quarter ended December 31, 1999, the Partnership initiated the right of first offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer has expressed an interest in completing a transaction at the specified price, it did not abide by the terms of the joint venture agreement by making the required deposit on or before January 31, 2000. As a result, the Partnership now has the right to complete a sale to any third-party at terms no less favorable than those specified in the first offer notice to the co-venturer. Accordingly, the Partnership is currently in the process of marketing the property for sale and soliciting offers. At the same time, the Partnership continues its discussions with the co-venturer about a potential sale transaction. In light of the current leasing status, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, the Managing General Partner has recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment to be made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the joint ventures for the three months ended December 31, 1999 and 1998 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
             For the three months ended December 31, 1999 and 1998
                                 (in thousands)

                                                          1999         1998
                                                          ----         ----

   Rental revenues and expense recoveries               $    964    $  2,034
   Interest and other income                                   3          13
                                                        --------    --------
                                                             967       2,047

   Property operating expenses                               247       1,015
   Interest expense                                          333         779
   Depreciation and amortization                             294         630
                                                        --------    --------
                                                             874       2,424
                                                        --------    --------
   Operating  income (loss)                                   93        (377)

   Gain on sale of operating investment property               -      11,245
                                                        --------    --------

   Net income                                           $     93    $ 10,868
                                                        ========    ========

   Net income:
     Partnership's share of combined income             $     93    $  9,851
     Co-venturers' share of combined income                    -       1,017
                                                        --------    --------
                                                        $     93    $ 10,868
                                                        =========   ========

      The Partnership's share of the combined income of the joint ventures is presented as follows on the accompanying statements of income (in thousands):

                                                          1999         1998
                                                          ----         ----

      Partnership's share of ventures'
        income (losses)                                 $     93    $   (377)
      Partnership's share of gain on sale of
        operating investment property                          -      10,228
                                                        --------    --------
                                                        $     93    $  9,851
                                                        ========    ========
3.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $22,000 and $36,000 for the three-month periods ended December 31, 1999 and 1998, respectively. Accounts payable - affiliates at December 31, 1999 and September 30, 1999 consist of management fees of $10,000 and $13,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the three-month periods ended December 31, 1999 and 1998 is $30,000 and $29,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month period ended December 31, 1998 is $1,000 representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, on November 16, 1998, Kentucky-Hurstbourne Associates, a joint venture in which the Partnership had an interest, sold its operating investment property, the Hurstbourne Apartments, located in Louisville, Kentucky, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center.

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

      With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investment in its portfolio. As part of the efforts to prepare the remaining property for sale, the Partnership continues to work with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow. The Partnership had previously reported that, although no assurances could be given, it was contemplated that a liquidation of the Partnership could be completed by calendar year-end 1999. However, because of the recently announced closing of Upton's, an anchor tenant at Mall Corners, as well as other current vacancies at the property, the Partnership's joint venture partner believes that it could be desirable from its perspective to re-lease some or all of the currently vacant space at the Center before selling the property. As a result, the Partnership has been exploring its strategic alternatives, and the disposition plan for the Mall Corners investment has not yet been finalized. Consequently, a liquidation of the Partnership will not be completed until the second quarter of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

     As of December 31, 1999, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 49% occupied, as compared to an occupancy level of 73% at September 30, 1999. As previously reported, the owner of Upton's, an anchor tenant that leases 16% of the Center's rentable area, announced on July 19, 1999 that all of the stores in the chain would be closed in the near future. At the end of the current quarter, Upton's closed its operations and vacated the premises. To date, Upton's remains current on its lease obligations. The Partnership and its co-venture partner have had preliminary discussions with Upton's on a possible settlement to terminate its lease. In addition, another tenant, Suit Max, discontinued its operation at the Center during the current quarter and vacated 16,530 square feet or 5% of the Center's leasable area. Three other tenants also vacated approximately 8,000 square feet or 3% of the Center's leasable area during the quarter. The 49% occupancy level reflects the vacancy for the five tenants described above, which represent 24% of the center's leasable area, the former Levitz Furniture store which represented 16% of the Center's leasable area, the former movie theatre that occupied 8% of the leasable area and 4 stores that represent 3% of the leaseable area. The property's leasing team continues to work with prospective tenants for the existing vacant space. During the quarter, the property's leasing team renewed three leases that were scheduled to expire during the quarter ended December 31, 1999. These leases represented 1% of the Center's leasable area. Also, a lease was signed with one new tenant, which took occupancy of 3,021 square feet during the quarter, and an existing tenant expanded its operation by 1,250 square feet. In addition, the property's leasing team had negotiated a short-term lease for the holiday season with the retailer, Hit or Miss. This prospective tenant tested a new concept that was not successful and has vacated the portion of the former Levitz space they had occupied. As also previously reported, the store formerly occupied by Toys R Us that abuts Mall Corners Shopping Center remains vacant. While the closing of the Toys R Us store does not have a direct financial impact on Mall Corners, its vacancy continues to have a negative impact on the Center's appearance and the number of shoppers entering the Center.

     During the quarter ended December 31, 1999, the Partnership initiated the right of first offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer has expressed an interest in completing a transaction at the specified price, it did not abide by the terms of the joint venture agreement by making the required deposit on or before January 31, 2000. As a result, the Partnership now has the right to complete a sale to any third-party at terms no less favorable than those specified in the first offer notice to the co-venturer. Accordingly, the Partnership is currently in the process of marketing the property for sale and soliciting offers. At the same time, the Partnership continues its discussions with the co-venturer about a potential sale transaction. In light of the current leasing status, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, the Managing General Partner has recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment to be made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      At December 31, 1999, the Partnership had available cash and cash equivalents of approximately $4,201,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses, the funding of future operating deficits or capital improvements at the remaining joint venture, and for distributions to the partners for the quarter ended December 31, 1999. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment property and proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1999
------------------------------------

      The Partnership reported net income of $78,000 for the three months ended December 31, 1999, as compared to net income of $9,802,000 for the same period in the prior year. This decrease in net income is mainly the result of the Partnership's share of the gain on the sale of the Hurstbourne Apartments of $10,228,000 recognized in the first quarter of fiscal 1999. In the current fiscal year, there was an increase of $470,000 in the Partnership's share of ventures' income (losses) and a decrease of $34,000 in the Partnership's operating loss. The increase in the Partnership's share of ventures' income (losses) was mainly due to the sale of the Hurstbourne Apartments during the prior year, as Hurstbourne had an operating loss of $538,000 during the same period in the prior year.

      The decrease in the Partnership's operating loss resulted from a $7,000 increase in interest and other income, a $14,000 decrease in management fees, and a $13,000 reduction in general and administrative expenses. The increase in interest and other income resulted from higher average outstanding cash balances in the current period due to the receipt and temporary investment of the proceeds from the sale of Regent's Walk prior to the distribution to the Limited Partners which occurred on October 15, 1999. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses declined mainly due to legal fees incurred during the prior period for the Levitz lease litigation which is discussed further in the Annual Report.

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

Dated:  February 11, 2000