Form 10-Q/A
period 1999-12-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 2000-02-14
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q/A

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

     With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. The property was 49% occupied as of December 31, 1999. During the quarter ended December 31, 1999, the Partnership initiated the right of first offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer has expressed an interest in completing a transaction at the specified price, the Partnership's position is that the joint venture partner did not abide by the terms of the joint venture agreement by failing to make the required deposit on or before January 31, 2000. As a result, the Partnership's position is that it now has the right to complete a sale to any third-party at terms no less favorable than those specified in the first offer notice to the co-venturer. The joint venture partner is disputing this position. Accordingly, the Partnership is currently in the process of marketing the property for sale and soliciting offers. At the same time, the Partnership continues its discussions with the co-venturer about a potential sale transaction. In light of the current leasing status, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, the Managing General Partner has recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment to be made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

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

     During the quarter ended December 31, 1999, the Partnership initiated the right of first offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer has expressed an interest in completing a transaction at the specified price, the Partnership's position is that the joint venture partner did not abide by the terms of the joint venture agreement by failing to make the required deposit on or before January 31, 2000. As a result, the Partnership's position is that it now has the right to complete a sale to any third-party at terms no less favorable than those specified in the first offer notice to the co-venturer. The joint venture partner is disputing this position. Accordingly, the Partnership is currently in the process of marketing the property for sale and soliciting offers. At the same time, the Partnership continues its discussions with the co-venturer about a potential sale transaction. In light of the current leasing status, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, the Managing General Partner has recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment to be made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

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