Form 10-Q
period 2000-03-31
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 2000-05-12
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 BALANCE SHEETS
                March 31, 2000 and September 30, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                 March 31     September 30
                                                 --------     ------------

Cash and cash equivalents                       $   4,007       $ 12,665
Accounts receivable - affiliates                        -            879
                                                ---------       --------
                                                $   4,007       $ 13,544
                                                =========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Losses of joint venture in excess of
  investments and advances                      $     891       $    765
Accounts payable - affiliates                           -             13
Accrued expenses and other liabilities                 20             21
Partners' capital                                   3,096         12,745
                                                ---------       --------
                                                $   4,007       $ 13,544
                                                =========       ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                                 General        Limited
                                                 Partners       Partners
                                                 --------       --------

Balance at September 30, 1998                     $(1,367)       $ 6,102
Cash distributions                                    (11)       (10,352)
Net income                                            103         10,179
                                                  -------        -------
Balance at March 31, 1999                         $(1,275)       $ 5,929
                                                  =======        =======

Balance at September 30, 1999                     $(1,187)       $13,932
Cash distributions                                     (6)        (9,788)
Net income                                              2            143
                                                  -------        -------
Balance at March 31, 2000                         $(1,191)       $ 4,287
                                                  =======        =======





                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and six months ended March 31, 2000 and 1999 (Unaudited)
                      (In thousands, except per Unit data)


                                    Three Months Ended     Six Months Ended
                                         March 31,             March 31,
                                    -------------------   ------------------
                                      2000       1999       2000       1999
                                      ----       ----       ----       ----

Revenues:
   Interest and other income        $    73   $    61    $    168    $   149

Expenses:
   Management fees                       13        36          35         72
   General and administrative           105        42         193        143
                                    -------   -------    --------    -------
                                        118        78         228        215
                                    -------   -------    --------    -------

Operating loss                          (45)      (17)        (60)       (66)

Partnership's share of
  gain on sale of operating
  investment property                     -         -           -     10,228

Partnership's share of
  ventures' income                      112       176         205        120
                                    -------   -------    --------    -------

Net income                          $    67  $    159    $    145    $10,282
                                    =======  ========    ========    =======

Net income per Limited
  Partnership Unit                   $ 1.10    $ 2.63     $  2.39    $169.64
                                     ======    ======     =======    =======

Cash distributions per Limited
  Partnership Unit                   $ 5.07    $ 8.77     $163.14    $172.54
                                     ======    ======     =======    =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 2000 and 1999 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       2000         1999
                                                       ----         ----
Cash flows from operating activities:
   Net income                                       $    145      $ 10,282
   Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
      Partnership's share of gain on sale
        of operating investment property                   -       (10,228)
      Partnership's share of ventures' income           (205)         (120)
      Changes in assets and liabilities:
        Accounts receivable - affiliates                 879             -
        Accounts payable - affiliates                    (13)           (2)
        Accrued expenses and other liabilities            (1)           14
                                                    --------      --------
           Total adjustments                             660       (10,336)
                                                    --------      --------
           Net cash provided by (used in)
             operating activities                        805           (54)
                                                    --------      --------
Cash flows from investing activities:
   Distributions from joint ventures                     331        13,613
   Cash contributions                                      -           (77)
                                                    --------      --------
           Net cash provided by investing
             activities                                  331        13,536
                                                    --------      --------
Cash flows from financing activities:
   Cash distributions to partners                     (9,794)      (10,363)
                                                    --------      --------
Net (decrease) increase in cash and
  cash equivalents                                    (8,658)        3,119

Cash and cash equivalents, beginning of period        12,665         1,344
                                                    --------      --------

Cash and cash equivalents, end of period            $  4,007      $  4,463
                                                    ========      ========





                             See accompanying notes.

                       PAINE WEBBER INCOME PROPERTIES SIX
                               LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                   (Unaudited)



1.  General
-----------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 2000 and September 30, 1999 and revenues and expenses for the six months ended March 31, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. It had been contemplated that a sale of the Partnership's Mall Corners investment, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999. However, because of the recently announced closing of an anchor tenant at Mall Corners, as well as other current vacancies at the property, the joint venture partner believes that it could be desirable from its perspective to re-lease some or all of the currently vacant space at the Center before selling the property. As a result, the Partnership has been exploring its strategic alternatives, and the disposition plan for the Mall Corners investment has not yet been finalized. A liquidation of the Partnership is now not expected to be completed until the third quarter of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time.

2.  Investments in Joint Ventures
---------------------------------

      As of March 31, 2000, the Partnership has an investment in one remaining joint venture which owns an operating investment property (three at September 30, 1998) as more fully described in the Partnership's Annual Report. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center (see below).

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

      With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. The property was 50% occupied as of March 31, 2000. During the quarter ended December 31, 1999, the Partnership initiated the right of first offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer has expressed an interest in completing a transaction at the specified price, the Partnership's position is that the joint venture partner did not abide by the terms of the joint venture agreement by failing to make the required deposit on or before January 31, 2000. As a result, the Partnership's position is that it now has the right to complete a sale to any third-party at terms no less favorable than those specified in the first offer notice to the co-venturer. The joint venture partner is disputing this position. Accordingly, the Partnership is currently in the process of marketing the property for sale and soliciting offers. At the same time, the Partnership continues its discussions with the co-venturer about a potential sale transaction. In light of the current leasing status, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, the Managing General Partner has recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the joint ventures for the three and six months ended March 31, 2000 and 1999 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended March 31, 2000 and 1999
                                 (in thousands)

                                       Three Months Ended  Six Months Ended
                                            March 31,         March 31,
                                       ------------------  -----------------
                                          2000     1999     2000     1999
                                          ----     ----     ----     ----
   Rental revenues and expense
     recoveries                        $   915   $1,710    $1,879   $3,735
   Interest and other income                12        6        15       22
                                       -------  -------   -------  -------
                                           927    1,716     1,894    3,757

   Property operating expenses             193      583       440    1,271
   Interest expense                        327      509       660    1,287
   Depreciation and amortization           295      448       589    1,077
                                       -------  -------   -------  -------
                                           815    1,540     1,689    3,635
                                       -------  -------   -------  -------
   Operating income                        112      176       205      122

   Gain on sale of operating
     investment property                     -        -         -   11,245
                                       -------  -------   -------  -------
   Net income                          $   112  $   176   $   205  $11,367
                                       =======  =======   =======  =======

   Net income:
     Partnership's share of
       combined income                 $   112  $   176   $   205  $10,348
     Co-venturers' share of
       combined income                       -        -         -    1,019
                                       -------  -------   -------  -------
                                       $   112  $   176   $   205  $11,367
                                       =======  =======   =======  =======

      The Partnership's share of the combined income of the joint ventures is presented as follows on the accompanying statements of income (in thousands):

                                       Three Months Ended  Six Months Ended
                                            March 31,         March 31,
                                       ------------------  ----------------
                                          2000     1999     2000     1999
                                          ----     ----     ----     ----
      Partnership's share of
        ventures' income               $   112  $   176   $   205  $   120
      Partnership's share of
        gain on sale of operating
        investment property                  -        -         -   10,228
                                       -------  -------   -------  -------
                                       $   112  $   176   $   205  $10,348
                                       =======  =======   =======  =======

3.  Related Party Transactions
------------------------------

      The Adviser earned total management fees of $35,000 and $72,000 for the six-month periods ended March 31, 2000 and 1999, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions are no longer being paid, no basic management fee was earned by the Adviser for the quarter ended March 31, 2000. Asset management fees, which are earned upon the payment of operating distributions to the Limited Partners, will not be earned subsequent to March 31, 2000 unless quarterly distributions are reinstated. Accounts payable - affiliates at September 30, 1999 consisted of management fees of $13,000 payable to the Adviser.

      Included in general and administrative expenses for the six-month periods ended March 31, 2000 and 1999 is $60,000 and $58,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended March 31, 2000 and 1999 is $3,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investment in its portfolio. As part of the efforts to prepare the remaining property for sale, the Partnership continues to work with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow. The Partnership had previously reported that, although no assurances could be given, it was contemplated that a liquidation of the Partnership could be completed by calendar year-end 1999. However, because of the recently announced closing of Upton's, an anchor tenant at Mall Corners, as well as other current vacancies at the property, the Partnership's joint venture partner believes that it could be desirable from its perspective to re-lease some or all of the currently vacant space at the Center before selling the property. As a result, the Partnership has been exploring its strategic alternatives, and the disposition plan for the Mall Corners investment has not yet been finalized. A liquidation of the Partnership is now not expected to be completed until the third quarter of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      As of March 31, 2000, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 50% occupied, as compared to an occupancy level of 73% at September 30, 1999. As previously reported, the owner of Upton's, an anchor tenant that leased 16% of the Center's rentable area, announced on July 19, 1999 that all of the stores in the chain would be closed in the near future. At the end of the first quarter of fiscal 2000, Upton's closed its operations and vacated the premises. Subsequent to the quarter ended March 31, 2000, the Partnership and its co-venture partner reached a settlement with Upton's on a termination agreement under which the tenant agreed to pay the sum of $1,200,000 in return for a release from its remaining lease obligation, which was to have run through September 2005. The Mall Corners' mortgage lender will require that 100% of this termination payment be held in escrow for use to fund future leasing expenses. In addition, another tenant, Suit Max, discontinued its operation at the Center during the prior quarter and vacated 16,530 square feet, or 5% of the Center's leasable area. Subsequent to the quarter ended March 31, 2000, the Partnership and its co-venture partner reached a settlement with Suit Max on a termination agreement whereby the tenant agreed to pay the sum of $215,000 in return for a release from its remaining lease obligation, which was to have run through February 2004. This termination payment was released to the joint venture in April 2000. Three other tenants also vacated approximately 8,000 square feet, or 3% of the Center's leasable area, during the first quarter. During the second quarter, two of these spaces, comprising 1,845 square feet, were released. The 50% occupancy level reflects the vacancy for the Upton's and Suit Max stores described above, which together represent 21% of the center's leasable area, the former Levitz Furniture store, which represented 16% of the Center's leasable area, the former movie theatre that occupied 8% of the leasable area and several shop space stores that represent 5% of the leaseable area. The property's leasing team continues to work with prospective tenants for the existing vacant space and believes that it is close to signing a lease with a replacement tenant to occupy the 16,530 square feet formerly occupied by Suit Max. As also previously reported, the store formerly occupied by Toys R Us that abuts Mall Corners Shopping Center remains vacant. While the closing of the Toys R Us store does not have a direct financial impact on Mall Corners, its vacancy continues to have a negative impact on the Center's appearance and the number of shoppers entering the Center.

      During the quarter ended December 31, 1999, the Partnership initiated the right of first offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer has expressed an interest in completing a transaction at the specified price, the Partnership's position is that the joint venture partner did not abide by the terms of the joint venture agreement by failing to make the required deposit on or before January 31, 2000. As a result, the Partnership's position is that it now has the right to complete a sale to any third-party at terms no less favorable than those specified in the first offer notice to the co-venturer. The joint venture partner is disputing this position. Accordingly, the Partnership is currently in the process of marketing the property for sale and soliciting offers. At the same time, the Partnership continues its discussions with the co-venturer about a potential sale transaction. In light of the current leasing status, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, the Managing General Partner has recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      At March 31, 2000, the Partnership had available cash and cash equivalents of approximately $4,007,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses and the funding of future operating deficits or capital improvements at the remaining joint venture. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's income-producing investment property and proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.


Results of Operations
Three Months Ended March 31, 2000
---------------------------------

      The Partnership reported net income of $67,000 for the three months ended March 31, 2000, as compared to net income of $159,000 for the same period in the prior year. This decrease in net income was a result of a decrease of $64,000 in the Partnership's share of ventures' income and a $28,000 increase in the Partnership's operating loss. The Partnership's share of ventures' income decreased mainly due to the sale of the Regent's Walk property at the end of fiscal 1999. Since the property was sold in the prior fiscal year, the Partnership's share of ventures' income does not include any operations from the Regent's Walk joint venture in the current period. In addition, rental income decreased at Mall Corners due to the decline in the property's occupancy level discussed further above.

      The increase in the Partnership's operating loss for the second quarter of fiscal 2000 resulted from a $63,000 increase in general and administrative expenses. General and administrative expenses increased due to an increase in certain required professional fees for the current three-month period. The increase in general and administrative expenses was partially offset by a $23,000 reduction in management fees and a $12,000 increase in interest and other income. Management fees were lower in the current period due to the suspension of regular quarterly distributions to the Limited Partners, upon which the management fees are based, effective for the quarter ended March 31, 2000. Interest and other income increased primarily due to the refund of certain insurance premiums received by the Partnership on behalf of the Regent's Walk property during the quarter ended March 31, 2000.

Six Months Ended March 31, 2000
-------------------------------

      The Partnership reported net income of $145,000 for the six months ended March 31, 2000, as compared to net income of $10,282,000 for the same period in the prior year. This decrease in net income was primarily the result of the Partnership's share of the gain on the sale of the Hurstbourne Apartments of $10,228,000 recognized in the first quarter of fiscal 1999. The decrease in net income due to the gain on the sale of the Hurstbourne Apartments was partially offset by an increase in the Partnership's share of ventures' income and a decrease in the Partnership's operating loss. The Partnership's share of ventures' income increased by $85,000 for the current six-month period mainly due to the sale of the Hurstbourne Apartments during the prior fiscal year, as Hurstbourne had an operating loss of $217,000 during the same period in the prior year. The impact of the Hurstbourne sale was partially offset by the sale of the Regent's Walk property at the end of fiscal 1999. The Regent's Walk joint venture had operating income of $67,000 during the same period in the prior year. In addition, rental income decreased at Mall Corners due to the decline in the property's occupancy level discussed further above.

      The Partnership's operating loss decreased by $6,000 due to a $37,000 reduction in management fees and a $19,000 increase in interest and other income. Management fees were lower in the current period due to the suspension of regular quarterly distributions to the Limited Partners, upon which the management fees are based, effective for the quarter ended March 31, 2000.
Interest and other income increased mainly due to the receipt and temporary investment of the proceeds from the sale of Regent's Walk prior to the distribution to the Limited Partners, which occurred on October 15, 1999. The decrease in management fees expense and the increase in interest and other income were partially offset by an increase in general and administrative expenses of $50,000. General and administrative expenses increased mainly due to an increase in certain required professional fees for the current six-month period.

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



Dated:  May 12, 2000