Form 10-Q
period 2000-06-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 2000-08-18
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED JUNE 30, 2000

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

                                 BALANCE SHEETS
                June 30, 2000 and September 30, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                     ------

                                                  June 30     September 30
                                                  -------     ------------

Cash and cash equivalents                        $  3,663       $ 12,665
Accounts receivable - affiliates                        -            879
                                                 --------       --------
                                                 $  3,663       $ 13,544
                                                 ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Losses of joint venture in excess of
  investments and advances                       $    752       $    765
Accounts payable - affiliates                           -             13
Accrued expenses and other liabilities                 20             21
Partners' capital                                   2,891         12,745
                                                 --------       --------
                                                 $  3,663       $ 13,544
                                                 ========       ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 2000 and 1999 (Unaudited)
                                 (In thousands)


                                                  General       Limited
                                                  Partners      Partners
                                                  --------      --------

Balance at September 30, 1998                     $(1,367)       $ 6,102
Cash distributions                                    (14)       (10,656)
Net income                                            101          9,986
                                                  -------        -------
Balance at June 30, 1999                          $(1,280)       $ 5,432
                                                  =======        =======

Balance at September 30, 1999                     $(1,187)       $13,932
Cash distributions                                     (6)        (9,788)
Net loss                                                -            (60)
                                                  -------        -------
Balance at June 30, 2000                          $(1,193)       $ 4,084
                                                  =======        =======





                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 2000 and 1999 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended    Nine Months Ended
                                         June 30,            June 30,
                                   ------------------    -----------------
                                    2000        1999      2000       1999
                                    ----        ----      ----       ----
Revenues:
   Interest and other income      $   65      $   72   $   233    $   221

Expenses:
   Management fees                     -          18        35         90
   General and administrative        125          79       318        222
                                  ------      ------   -------    -------
                                     125          97       353        312
                                  ------      ------   -------    -------

Operating loss                       (60)        (25)     (120)       (91)

Partnership's share of
  gain on sale of operating
  investment property                  -           -         -      9,906

Partnership's share of ventures'
  income (losses)                   (145)        152        60        272
                                  ------      ------   -------    -------

Net income (loss)                 $ (205)     $  127   $   (60)   $10,087
                                  ======      ======   =======    =======

Net income (loss) per Limited
  Partnership Unit                $(3.39)     $ 2.10   $ (1.00)   $166.44
                                  ======      ======   =======    =======

Cash distributions per Limited
  Partnership Unit                $    -      $ 4.47   $163.14    $177.01
                                  ======      ======   =======    =======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 60,000 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 2000 and 1999 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        2000       1999
                                                        ----       ----
Cash flows from operating activities:
   Net income (loss)                                 $   (60)   $ 10,087
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Partnership's share of gain on sale
        of operating investment property                   -      (9,906)
      Partnership's share of ventures' income            (60)       (272)
      Changes in assets and liabilities:
        Accounts receivable - affiliates                 879           -
        Accounts payable - affiliates                    (13)         (6)
        Accrued expenses and other liabilities            (1)          8
                                                     -------    --------
           Total adjustments                             805     (10,176)
                                                     -------    --------
           Net cash provided by (used in) operating
                activities                               745         (89)

Cash flows from investing activities:
   Distributions from joint ventures                     397      14,689
   Contributions to joint ventures                      (350)        (99)
                                                     -------    --------
           Net cash provided by investing activities      47      14,590

Cash flows from financing activities:
   Cash distributions to partners                     (9,794)    (10,670)
                                                     -------    --------

Net (decrease) increase in cash and cash equivalents  (9,002)      3,831

Cash and cash equivalents, beginning of period        12,665       1,344
                                                     -------    --------
Cash and cash equivalents, end of period             $ 3,663    $  5,175
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 2000 and September 30, 1999 and revenues and expenses for the nine months ended June 30, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. It had been contemplated that a sale of the Partnership's Mall Corners investment, which would be followed by an orderly liquidation of the Partnership, could be completed by the end of calendar year 1999. However, because of the July 1999 announced closing of an anchor tenant at Mall Corners, as well as other current vacancies at the property, the Partnership has been exploring its strategic alternatives, and the disposition plan for the Mall Corners investment has not yet been finalized. A liquidation of the Partnership is now not expected to be completed until the fourth quarter of calendar year 2000 at the earliest. There are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time frame (see Note 2).

2.  Investments in Joint Ventures
    -----------------------------

      As of June 30, 2000, the Partnership has an investment in one remaining joint venture which owns an operating investment property (three at October 1, 1998) as more fully described in the Partnership's Annual Report. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center (see below).

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

      With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. The property was 50% occupied as of June 30, 2000. During the quarter ended December 31, 1999, the Partnership initiated the Right of First Offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer expressed an interest in completing a transaction at the specified price, it did not abide by the terms of the joint venture agreement by making the required deposit on or before January 31, 2000. As a result, during the second quarter of fiscal 2000 the Partnership negotiated with a third party prospective purchaser for a potential sale of Mall Corners at terms no less favorable than those specified in the first offer notice; however, the parties were unable to formalize a purchase and sale agreement. During the current quarter, the Partnership again notified its joint venture partner that the opportunity was being given to the joint venture partner to exercise its Right of First Offer to purchase the property at a specified sales price of approximately $21 million. While the joint venture partner again expressed an interest in completing a transaction at the specified price, the parties instead reached an agreement whereby the joint venture partner agreed to waive its Right of First Offer in return for a payment from the Partnership of $350,000. The $350,000 payment has been recorded as an additional investment in the Mall Corners joint venture on the accompanying balance sheet as of June 30, 2000.

      The purchase of the Right of First Offer waiver allows the Partnership to proceed with a sale of the property in its sole authority. During the third quarter of fiscal 2000, discussions were re-opened with another prospective buyer who had previously expressed interest in acquiring the property. On May 30, 2000, the Partnership entered into a purchase and sale agreement with this prospective buyer. This purchase and sale agreement was terminated on July 11, 2000 at the conclusion of the buyer's due diligence period. Subsequently, the Partnership had been having discussions with this prospective buyer about possibly proceeding with a sale transaction. These discussions have since been terminated. The Partnership is currently engaged in preliminary discussions with another prospective buyer who had previously expressed interest in acquiring the property. If these discussions do not continue and result in the execution of a definitive sales contract during the next quarter, then the Partnership will have to reconsider its strategic alternatives with respect to the Mall Corners property. The ultimate outcome of this situation and, consequently, the prospects for a near term liquidation of the Partnership are uncertain at the present time.

      The joint ventures are accounted for on the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the joint ventures for the three and nine months ended June 30, 2000 and 1999 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 2000 and 1999
                                 (in thousands)

                                   Three Months Ended    Nine Months Ended
                                         June 30,            June 30,
                                   ------------------    -----------------
                                    2000        1999      2000       1999
                                    ----        ----      ----       ----
   Rental revenues and expense
     recoveries                   $  840     $ 1,611   $ 2,719    $ 5,344
   Interest and other income           4           -        19         22
                                  ------     -------   -------    -------
                                     844       1,611     2,738      5,366

   Property operating expenses       280         502       720      1,773
   Interest expense                  327         507       987      1,794
   Depreciation and amortization     382         450       971      1,527
                                  ------     -------   -------    -------
                                     989       1,459     2,678      5,094
                                  ------     -------   -------    -------
   Operating  income                (145)        152        60        272

   Gain on sale of operating
     investment property               -           -         -     10,922
                                  ------     -------   -------    -------
   Net income (loss)              $ (145)    $   152   $    60    $11,194
                                  ======     =======   =======    =======

   Net income (loss):
     Partnership's share of
       combined income (loss)     $ (145)    $   152   $    60    $10,178
     Co-venturers' share of
       combined income (loss)          -           -         -      1,016
                                  ------     -------   -------    -------
                                  $ (145)    $   152   $    60    $11,194
                                  ======     =======   =======    =======

      The Partnership's share of the combined income (loss) of the joint ventures is presented as follows on the accompanying statements of operations (in thousands):

                                   Three Months Ended    Nine Months Ended
                                         June 30,            June 30,
                                   ------------------    -----------------
                                    2000        1999      2000       1999
                                    ----        ----      ----       ----
      Partnership's share of
        ventures' income (losses) $ (145)    $   152   $    60    $   272
      Partnership's share of gain
        on sale of operating
        investment property            -           -         -      9,906
                                  ------     -------   -------    -------
                                  $ (145)    $   152   $    60    $10,178
                                  ======     =======   =======    =======

3.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $35,000 and $90,000 for the nine-month periods ended June 30, 2000 and 1999, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions are no longer being paid, no basic management fees have been earned by the Adviser subsequent to the quarter ended December 31, 1999. Asset management fees, which are earned upon the payment of operating distributions to the Limited Partners, will not be earned subsequent to March 31, 2000 unless quarterly distributions are reinstated. Accounts payable - affiliates at September 30, 1999 consisted of management fees payable to the Adviser.

      Included in general and administrative expenses for the nine-month periods ended June 30, 2000 and 1999 is $80,000 and $86,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended June 30, 2000 and 1999 is $6,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      With the fiscal 1999 sales of the Hurstbourne and Regent's Walk properties, the Partnership's only remaining real estate investment is a joint venture interest in the Mall Corners Shopping Center, a 304,000 square foot retail center in suburban Atlanta, Georgia. As previously reported, the Partnership has been focusing on potential disposition strategies for the remaining investment in its portfolio. As part of the efforts to prepare the remaining property for sale, the Partnership continues to work with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow. The Partnership had previously reported that, although no assurances could be given, it was contemplated that a liquidation of the Partnership could be completed by calendar year-end 1999. However, because of the July 1999 announced closing of Upton's, an anchor tenant at Mall Corners, as well as other current vacancies at the property, the Partnership has been exploring its strategic alternatives, and the disposition plan for the Mall Corners investment has not yet been finalized. A liquidation of the Partnership is now not expected to be completed until the fourth quarter of calendar year 2000 at the earliest. As discussed further below, there are no assurances, however, that a sale of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      As of June 30, 2000, the Mall Corners Shopping Center, located in the suburban Atlanta, Georgia market, was 50% occupied, as compared to an occupancy level of 73% at September 30, 1999. As previously reported, the owner of Upton's, an anchor tenant that leased 16% of the Center's rentable area, announced on July 19, 1999 that all of the stores in the chain would be closed. At the end of the first quarter of fiscal 2000, Upton's closed its operations and vacated the premises. During the quarter ended June 30, 2000, the Partnership and its co-venture partner reached a settlement with Upton's on a termination agreement under which the tenant agreed to pay the sum of $1,200,000 in return for a release from its remaining lease obligation, which was to have run through September 2005. The Mall Corners' mortgage lender required that 100% of this termination payment be held in escrow for use to fund future leasing expenses. In addition, another tenant, Suit Max, discontinued its operation at the Center during the quarter ended December 31, 1999 and vacated 16,530 square feet, or 5% of the Center's leasable area. During the quarter ended June 30, 2000, the Partnership and its co-venture partner reached a settlement with Suit Max on a termination agreement whereby the tenant agreed to pay the sum of $215,000 in return for a release from its remaining lease obligation, which was to have run through February 2004. This termination payment was released to the joint venture in April 2000. Three other tenants also vacated approximately 8,000 square feet, or 3% of the Center's leasable area, during the first quarter. During the second quarter, two of these spaces, comprising 1,845 square feet, were released. During the third quarter, another new lease was signed for 950 square feet. The 50% occupancy level reflects the vacancy for the Upton's and Suit Max stores described above, which together represent 21% of the center's leasable area, the former Levitz Furniture store, which represented 16% of the Center's leasable area, the former movie theatre that occupied 8% of the leasable area and several shop space stores that represent 5% of the leaseable area. The property's leasing team continues to work with prospective tenants for the existing vacant space. In particular, the leasing team has been negotiating a possible lease with a potential replacement tenant to occupy the 16,530 square feet formerly occupied by Suit Max. It is uncertain at the present time whether these negotiations will result in an executed lease agreement. As also previously reported, the store formerly occupied by Toys R Us that abuts Mall Corners Shopping Center remains vacant. While the closing of the Toys R Us store does not have a direct financial impact on Mall Corners, its vacancy continues to have a negative impact on the Center's appearance and the number of shoppers entering the Center.

      During the quarter ended December 31, 1999, the Partnership initiated the Right of First Offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer expressed an interest in completing a transaction at the specified price, it did not abide by the terms of the joint venture agreement by making the required deposit on or before January 31, 2000. As a result, during the second quarter of fiscal 2000 the Partnership negotiated with a third party prospective purchaser for a potential sale of Mall Corners at terms no less favorable than those specified in the first offer notice; however, the parties were unable to formalize a purchase and sale agreement. During the current quarter, the Partnership again notified its joint venture partner that the opportunity was being given to the joint venture partner to exercise its Right of First Offer to purchase the property at a specified sales price of approximately $21 million. While the joint venture partner again expressed an interest in completing a transaction at the specified price, the parties instead reached an agreement whereby the joint venture partner agreed to waive its Right of First Offer in return for a payment from the Partnership of $350,000. The $350,000 payment has been recorded as an additional investment in the Mall Corners joint venture on the accompanying balance sheet as of June 30, 2000.

      The purchase of the Right of First Offer waiver allows the Partnership to proceed with a sale of the property in its sole authority. During the third quarter of fiscal 2000, discussions were re-opened with another prospective buyer who had previously expressed interest in acquiring the property. On May 30, 2000, the Partnership entered into a purchase and sale agreement with this prospective buyer. This purchase and sale agreement was terminated on July 11, 2000 at the conclusion of the buyer's due diligence period. Subsequently, the Partnership had been having discussions with this prospective buyer about possibly proceeding with a sale transaction. These discussions have since been terminated. The Partnership is currently engaged in preliminary discussions with another prospective buyer who had previously expressed interest in acquiring the property. If these discussions do not continue and result in the execution of a definitive sales contract during the next quarter, then the Partnership will have to reconsider its strategic alternatives with respect to the Mall Corners property. The ultimate outcome of this situation and, consequently, the prospects for a near term liquidation of the Partnership are uncertain at the present time.

      In light of the current leasing status at Mall Corners, there remains the potential need for significant capital at the property to pay for re-leasing expenses, in the event that a near term sale cannot be completed. Consequently, during fiscal 2000 the Managing General Partner recommended that the Partnership's regular quarterly distributions be suspended until further notice. As a result, after the payment made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      At June 30, 2000, the Partnership had available cash and cash equivalents of approximately $3,663,000. Such cash and cash equivalents will be utilized for Partnership requirements such as the payment of operating expenses and the funding of future operating deficits or capital improvements at the remaining joint venture. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.


Results of Operations
Three Months Ended June 30, 2000
--------------------------------

      The Partnership reported a net loss of $205,000 for the three months ended June 30, 2000, as compared to net income of $127,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results was mainly due to an unfavorable change in the Partnership's share of ventures' income (losses) for the current three-month period. The prior period results included income of $61,000 from the Regent's Walk joint venture which was sold during the fourth quarter of fiscal 1999. In addition, the net operating results of the Mall Corners joint venture declined during the current fiscal year primarily due to a reduction in rental revenues as a result of the increase in vacancy at the property, as discussed further above. In addition, general and administrative expenses increased by $46,000 for the current three-month period mainly due to legal fees incurred in connection with the negotiations with the Partnership's co-venture partner in the Mall Corners joint venture over the Right of First Offer provision of the joint venture agreement, as discussed further above. A decline in the Partnership's management fees for the current three-month period slightly offset the unfavorable change in the Partnership's share of ventures' income (losses) and the increase in general and administrative expenses. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based.

Nine Months Ended June 30, 2000
-------------------------------

      The Partnership reported a net loss of $60,000 for the nine months ended June 30, 2000, as compared to net income of $10,087,000 for the same period in the prior year. This unfavorable change in the Partnership's net operating results was mainly the result of the Partnership's share of the gain on the sale of the Hurstbourne Apartments, of $9,906,000, recognized in the first quarter of fiscal 1999. In the current fiscal year, there was also a decrease of $212,000 in the Partnership's share of ventures' income and an increase of $29,000 in the Partnership's operating loss. The decrease in the Partnership's share of ventures' income was mainly due to the inclusion in the prior period results of income of $129,000 from the Regent's Walk joint venture which was sold during the fourth quarter of fiscal 1999. In addition, the net operating results of the Mall Corners joint venture declined during the current fiscal year primarily due to a reduction in rental revenues as a result of the increase in vacancy at the property, as discussed further above.

      The increase in the Partnership's operating loss resulted from a $96,000 increase in general and administrative expenses which was partially offset by a $12,000 increase in interest and other income and a $55,000 reduction in management fees. General and administrative expenses increased mainly due to legal fees incurred during the current period in connection with the negotiations with the Partnership's co-venture partner in the Mall Corners joint venture over the Right of First Offer provision of the joint venture agreement, as discussed further above. The increase in interest and other income resulted from higher average outstanding cash balances in the current period due to the receipt and temporary investment of the proceeds from the sale of Regent's Walk prior to the distribution to the Limited Partners which occurred on October 15, 1999. Management fees were lower in the current period as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based.

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


Dated: August 17, 2000