Form 10-K405
period 2000-09-30
PAINE WEBBER INCOME PROPERTIES SIX LTD PARTNERSHIP
filed 2000-12-29
CIK 745933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from ______ to _______.

Commission File Number:  0-13129
                         -------

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               04-2829686
-----------------------                                     ----------------
(State of organization)                                    (I.R.S. Employer
                                                          Identification  No.)

265 Franklin Street, Boston, Massachusetts                        02110
------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

        Registrant's telephone number, including area code (617) 439-8118
                                                           --------------

                Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
      None                                                        None

 Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       Documents Incorporated by Reference
                       -----------------------------------

     Documents                                             Form 10-K Reference
     ---------                                             -------------------
Prospectus of registrant dated                                  Part IV
September 17, 1984, as supplemented

Current Report on Form 8-K                                      Part IV
of registrant dated December 5, 2000

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 2000 FORM 10-K

                                TABLE OF CONTENTS
                                -----------------

Part   I                                                              Page
--------                                                              ----

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

Item  7A    Market Risk Disclosures                                   II-5

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
                 on Form 8-K                                          IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

Financial Statements and Supplementary Data                    F-1 to F-40

                                     PART I
                                     ------

Item 1.  Business
-----------------

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 2000 three of the Partnership's original investments had been sold and another investment had been lost through foreclosure proceedings. As of September 30, 2000, the Partnership owned, through a joint venture partnership, an interest in the operating property set forth in the following table:

Name of Joint Venture                           Date of
Name and Type of Property                    Acquisition of     Type of
Location                             Size      Interest       Ownership (1)
--------------------------------     ----     ----------      -------------

Gwinnett Mall Corners Associates    304,000     8/28/85    Fee ownership of land
Mall Corners Shopping Center        gross                  and improvements
Gwinnett County, Georgia            leasable               (through joint
                                    sq. ft.                venture)

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investment and for a description of the agreement through which the Partnership has acquired this real estate investment.

     Subsequent to year-end, on December 5, 2000, the Partnership completed the disposition of its only remaining real estate asset, the Mall Corners Shopping Center. As previously reported, the Partnership had been continuing to explore its strategic alternatives for the Mall Corners Shopping Center investment and had continued marketing efforts for the sale of the property. While the Partnership received interest from several prospective buyers over the last 15 months to purchase the property, and worked diligently through protracted negotiations with these prospective buyers, none were willing to close on a sale transaction. Further, based on the current leasing status of the Shopping Center, which was only 50% occupied as of September 30, 2000, the property's operations were insufficient to meet its mortgage loan obligation and the loan had gone into default as of November 1, 2000. Subsequently, the lender initiated foreclosure proceedings on November 6, 2000. However, shortly before the anticipated completion of foreclosure proceedings by the lender, negotiations were reopened among the Partnership, its joint venture partner and the Mall Corners' mortgage lender. On December 5, 2000 an agreement for the assignment and transfer of the Partnership's interest in Mall Corners Shopping Center was reached among the three parties, whereby the joint venture partner cured the mortgage loan default, and the Partnership assigned and transferred its ownership interest in Mall Corners to an affiliate of the joint venture partner, which affiliate then also assumed the property's mortgage loan. In exchange for transferring its interest in the property, the Partnership received from the lender a release from liabilities arising from and after the transfer and received from the affiliate of the joint venture partner indemnification for past and future liabilities and a payment of $350,000. This payment was intended to represent a return of the Partnership's June 2000 payment made to the joint venture partner in return for the full and sole authority over all matters related to the property as part of the Partnership's strategy to dispose of its assets and complete a liquidation. With the sale of the Mall Corners property completed, the Partnership is currently proceeding with an orderly liquidation. On December 20, 2000, a Liquidating Distribution, which consisted of the remaining Partnership reserves after the payment of all liquidation-related expenses, was paid to unitholders of record as of the December 5, 2000 disposition date. The formal liquidation of the Partnership will be completed prior to the end of calendar year 2000.

      During fiscal 1999, two of the Partnership's joint venture investment properties were sold. On November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately
$30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. On September 30, 1999, Regent's Walk Associates sold its operating investment property, the Regent's Walk Apartments, to an affiliate of its unaffiliated joint venture partner for $17.75 million. The sale generated net proceeds of approximately $8,068,000, after the assumption of the outstanding first mortgage loan of approximately $8,624,000, accrued interest of approximately $51,000, closing proration adjustments of approximately $189,000, and a payment of approximately $818,000 to the Partnership's non-affiliated co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. In addition, as a result of the Regent's Walk sale, the Partnership received $117,000 which had been held in escrow at the property plus $257,000 as a result of operations of the property through the date of sale.

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

     Through September 30, 2000, the Limited Partners had received cumulative cash distributions totalling approximately $41,042,000, or $695.00 per original $1,000 investment for the Partnership's earliest investors. In addition, as noted above, on December 20, 2000 the Partnership made a Final Distribution of approximately $3,864,000, or $64.40 per original $1,000 investment, as a result of the disposition of the Mall Corners Shopping Center. Of the total distributions paid through September 30, 2000, $2,040,000, or $34 per original $1,000 investment, represents a return of capital paid on February 14, 1997 from the excess proceeds from the refinancing of Mall Corners, the release of the escrowed funds from the sale of the Partnership's interest in the 150 Broadway Office Building and Partnership cash reserves which exceeded expected future requirements. The sale of the Hurstbourne Apartments resulted in a special distribution of $9,300,000, or $155 per original $1,000 investment, which was paid on December 15, 1998 to unit holders of record on November 16, 1998. Approximately $3,641,000 of the total net proceeds from the sale of the Hurstbourne Apartments were added to the Partnership`s cash reserves for potential investment in Mall Corners. In addition, the sale of the Regent's Walk Apartments resulted in a special distribution of $9,180,000, or $153.00 per original $1,000 investment, on October 15, 1999 to unitholders of record on the September 30, 1999 sale date. Of the $153,000 total, $140.30 resulted from the sale of Regent's Walk and $12.70 was from Partnership reserves that exceeded expected future requirements. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions was sheltered from current taxable income.

      As a result of the fiscal 1992 foreclosure loss of the investment in Northbridge and the disposition of Mall Corners subsequent to the current fiscal year-end for an amount which yielded no significant proceeds to the Partnership, the Partnership did not return the full amount of the original invested capital to the Limited Partners. Together, the investments in Northbridge and Mall Corners represented 45% of the Partnership's original investment portfolio.

      The Partnership had no operating property investments located outside the United States. The Partnership was engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

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


Item 2. Properties
------------------

      As of September 30, 2000, the Partnership owned an interest in one operating property through a joint venture partnership. The joint venture partnership and the related property is referred to under Item 1 above to which reference is made for the name, location and description of the property. As discussed in Item 1, the Partnership's investment in this property was disposed of subsequent to the fiscal year end, on December 5, 2000.

      Occupancy figures for each fiscal quarter during 2000, along with an average for the year, are presented below.

                                              Percent Leased At
                              --------------------------------------------------
                                                                     Fiscal 2000
                              12/31/99   3/31/00   6/30/00   9/30/00   Average
                              --------   -------   -------   -------   -------
Mall Corners Shopping Center     49%       50%       50%       50%       50%


Item 3. Legal Proceedings
-------------------------

      The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.

                                     PART II
                                     -------


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters
-------------------------------------------------------------------------------

      At September 30, 2000, there were 3,651 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 2000.


Item 6.  Selected Financial Data
--------------------------------

                   Paine Webber Income Properties Six Limited Partnership
                            (In thousands, except per Unit data)

                                            Years Ended September 30,
                                ----------------------------------------------
                                   2000      1999     1998     1997      1996
                                   ----      ----     ----     ----      ----

Revenues                        $    297   $   445  $   106  $   237   $   259

Operating loss                  $   (279)  $    (2) $  (301) $  (148)  $   (92)

Partnership's share of
  unconsolidated ventures'
  income                        $    900   $   496  $ 1,128  $ 1,263   $   874

Partnership share of gains on
  sales of operating investment
  properties                          -    $18,496        -        -         -

Net income                      $   621    $18,990  $   827  $ 1,115   $   782

Per Limited Partnership Unit:

  Net income                    $ 10.24    $313.18  $ 13.64  $ 18.40   $ 12.89

  Cash distributions from
    operations                  $ 10.14    $ 27.68  $ 35.08  $ 27.46   $ 20.00

  Cash distributions from sale,
    refinancing or other
    disposition transactions    $153.00    $155.00        -  $ 34.00         -

Total assets                    $ 3,769    $13,544  $ 4,778  $ 6,101   $ 8,658

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1984 to September 16, 1985 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $60,000,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $51,889,000 was originally invested in five operating investment properties through joint ventures. As previously reported, the Partnership completed the sales of two of its joint venture operating properties during fiscal 1999. In addition, the sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996, and the Partnership's interest in the Northbridge Office Centre was lost through foreclosure proceedings in fiscal 1992. As of September 30, 2000, the Partnership had one remaining joint venture investment in the Mall Corners Shopping Center, a 304,000 square foot retail center located in suburban Atlanta, Georgia. Subsequent to year-end, on December 5, 2000, the Partnership completed the disposition of the Mall Corners Shopping Center. Throughout fiscal 2000, the Partnership had been continuing to explore its strategic alternatives for the Mall Corners Shopping Center investment and had continued marketing efforts for the sale of the property. While the Partnership received interest from several prospective buyers over the last 15 months to purchase the property, and worked diligently through protracted negotiations with these prospective buyers, none were willing to close on a sale transaction. Further, based on the current leasing status of the Shopping Center, which was only 50% occupied as of September 30, 2000, the property's operations were insufficient to meet its mortgage loan obligation and the loan had gone into default as of November 1, 2000. Subsequently, the lender initiated foreclosure proceedings on November 6, 2000. However, shortly before the anticipated completion of foreclosure proceedings by the lender, negotiations were reopened among the Partnership, its joint venture partner and the Mall Corners' mortgage lender. As a result, and as described further below, a foreclosure action was avoided and a disposition of the Partnership's Mall Corners investment occurred on December 5, 2000.

      While extensive efforts to sell Mall Corners were ongoing throughout fiscal 2000, the Partnership was notified in August 2000 that the former theater tenant, which had continued to pay rent under its lease obligation through July 2000, had filed for Chapter 11 bankruptcy protection on August 7, 2000. As a result of the bankruptcy hearing held on August 30, 2000, the former theater tenant was released from its lease obligation at Mall Corners Shopping Center effective August 31, 2000 and did not make a full rent payment in August. The termination of this lease agreement significantly reduced the property's operating income. Consequently, for the months of September and October, the property experienced shortfalls in cash flow, which the Partnership funded in anticipation of a sale of the property to a third-party. By the Partnership doing so, the property remained current on its mortgage loan obligation in order to effect a potential assumption of the mortgage loan by a purchaser of the property. After several potential sale transactions failed to materialize and before continuing to fund any additional cash flow shortfalls at the property, the Partnership carefully evaluated current operations at Mall Corners as well as alternative disposition strategies. The Center's reduced cash flow, which was insufficient to meet its mortgage loan obligation, negatively impacted the marketability of the property and impeded the Partnership's ability to negotiate an economically viable sale of the property. Further, it was determined that efforts to re-lease and re-position the Center in the local retail market for a potential sale opportunity in calendar year 2001 would have required substantial commitments of both capital and time necessary to effect improvement at the property, and there were no assurances that such commitments would have proven successful. In consideration of the property's poor operating performance and the uncertainty of a sale to a third-party, and in an effort to preserve remaining cash reserves, the Partnership declined to fund additional shortfalls required to meet the property's mortgage loan obligation.

     Following the Partnership's conclusion that it was in the best interests of the Limited Partners to preserve the Partnership's remaining cash reserves and to discontinue funding Mall Corners' cash flow shortfalls, the Partnership commenced discussions with the Mall Corners' lender in an attempt to facilitate deeding the property back to the lender. In addition, the Partnership continued to pursue with the lender the possible sale of the property. However, due to the loan default occurring in November, the lender initiated foreclosure proceedings on November 6, 2000, which were expected to be completed in early December. The Partnership believed that, due to the property's current leasing status, the likelihood of realizing a value significantly in excess of the outstanding balance of the first mortgage loan was remote. For that reason, the Partnership was prepared to let the lender complete a foreclosure of the property. Shortly before the anticipated completion of foreclosure proceedings by the lender, the Partnership, its joint venture partner and the lender entered into negotiations regarding the disposition of the Mall Corners investment. The joint venture partner had indicated a willingness to invest the time and capital necessary to attempt a long-term re-leasing of the property and had threatened to interfere with the Partnership's plans to allow the property to be foreclosed upon by the lender. On December 5, 2000 an agreement for the assignment and transfer of the Partnership's interest in Mall Corners Shopping Center was reached among the three parties, whereby the joint venture partner cured the mortgage loan default, and the Partnership assigned and transferred its ownership interest in Mall Corners to an affiliate of the joint venture partner, which affiliate then also assumed the property's mortgage loan. In exchange for transferring its interest in the property, the Partnership received from the lender a release from liabilities arising from and after the transfer and received from the affiliate of the joint venture partner indemnification for past and future liabilities and a payment of $350,000. This payment was intended to represent a return of the Partnership's June 2000 payment made to the joint venture partner in return for the full and sole authority over all matters related to the property as part of the Partnership's strategy to dispose of its assets and complete a liquidation. As a result, the disposition of the Mall Corners investment was completed on December 5, 2000.

      As a result of the disposition of the Partnership's interest in the Mall Corners Shopping Center, its remaining real estate investment, a Final Distribution of $3,864,000, or $64.40 per original $1,000 investment, was paid on December 20, 2000 to unitholders of record as of the December 5, 2000 disposition date. This Final Distribution represents the Partnership's remaining reserves after paying liquidation-related expenses. A formal liquidation of the Partnership is being finalized and is expected to be completed by December 29, 2000.

     As noted above, as of September 30, 2000 the Mall Corners Shopping Center was 50% occupied, as compared to an occupancy level of 73% at September 30, 1999. As previously reported, the owner of Upton's, an anchor tenant that leased 16% of the Center's rentable area, announced on July 19, 1999 that all of the stores in the chain would be closed. At the end of the first quarter of fiscal 2000, Upton's closed its operations and vacated the premises. During the quarter ended June 30, 2000, the Partnership and its co-venture partner reached a settlement with Upton's on a termination agreement under which the tenant agreed to pay the sum of $1,200,000 in return for a release from its remaining lease obligation, which was to have run through September 2005. The Mall Corners' mortgage lender required that 100% of this termination payment be held in escrow for use to fund future leasing expenses. In addition, another tenant, Suit Max, discontinued its operation at the Center during the quarter ended December 31, 1999 and vacated 16,530 square feet, or 5% of the Center's leasable area. During the quarter ended June 30, 2000, the Partnership and its co-venture partner reached a settlement with Suit Max on a termination agreement whereby the tenant agreed to pay the sum of $215,000 (which included past due rent) in return for a release from its remaining lease obligation, which was to have run through February 2004. This termination payment was released to the joint venture in April 2000. The 50% occupancy level reflected the vacancy for the Upton's and Suit Max stores described above, which together represented 21% of the center's leasable area, the former Levitz Furniture store, which represented 16% of the Center's leasable area, the former movie theatre that occupied 8% of the leasable area and several shop space stores that represent 5% of the leaseable area. As also previously reported, the store formerly occupied by Toys R Us that abuts Mall Corners Shopping Center remained vacant throughout fiscal 2000. While the closing of the Toys R Us store did not have a direct financial impact on Mall Corners, its vacancy continued to have a negative impact on the Center's appearance and the number of shoppers entering the Center.

      During the quarter ended December 31, 1999, the Partnership had initiated the Right of First Offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer expressed an interest in completing a transaction at the specified price, it did not abide by the terms of the joint venture agreement by making the required deposit on or before January 31, 2000. As a result, during the second quarter of fiscal 2000 the Partnership negotiated with a third party prospective purchaser for a potential sale of Mall Corners at terms no less favorable than those specified in the first offer notice; however, the parties were unable to formalize a purchase and sale agreement. During the quarter ended June 30, 2000, the Partnership again notified its joint venture partner that the opportunity was being given to the joint venture partner to exercise its Right of First Offer to purchase the property at a specified sales price of approximately $21 million. While the joint venture partner again expressed an interest in completing a transaction at the specified price, the parties instead reached an agreement whereby the joint venture partner agreed to waive its Right of First Offer in return for a payment from the Partnership of $350,000. The $350,000 payment was recorded as an additional investment in the Mall Corners joint venture on the accompanying balance sheet as of September 30, 2000. As discussed further above, the Partnership received the return of this $350,000 payment subsequent to year-end in connection with the disposition of the Mall Corners investment.

      At September 30, 2000, the Partnership had available cash and cash equivalents of $3,769,000. Such cash and cash equivalents, along with the return of the $350,000 payment received in connection with the disposition of Mall Corners, were used for the working capital requirements of the Partnership and to pay for final liquidation-related expenses. The remainder was paid out to the Limited Partners in accordance with the Partnership Agreement, as described in more detail above.


Results of Operations
2000 Compared to 1999
---------------------

      The Partnership reported net income of $621,000 for the year ended September 30, 2000, as compared to net income of $18,990,000 for the prior year. This unfavorable change in the Partnership's net operating results was mainly the result of the Partnership's share of the gains on the sales of the Hurstbourne and Regent's Walk properties, of $9,906,000 and $8,590,000, respectively, recognized in fiscal 1999. In the current fiscal year, there was also an increase of $277,000 in the Partnership's operating loss. The increase in the Partnership's operating loss resulted from a $207,000 increase in general and administrative expenses and a decrease of $148,000 in interest and other income which were partially offset by a $78,000 reduction in management fees. General and administrative expenses increased mainly due to legal fees incurred during the current year in connection with the negotiations with the Partnership's co-venture partner in the Mall Corners joint venture over the Right of First Offer provision of the joint venture agreement, as discussed further above. The decrease in interest and other income resulted mainly from interest received on a loan to Regent's Walk that was repaid from the proceeds from the sale of the property in fiscal 1999. Management fees were lower in fiscal 2000 as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based.

     An increase of $404,000 in the Partnership's share of ventures' income for fiscal 2000 partially offset the impact of the prior year gains on sales and the increase in the Partnership's operating loss. The favorable change in the Partnership's share of ventures' income was primarily the result of the two large lease termination payments received by the Mall Corners joint venture during fiscal 2000, as discussed further above. These termination payments, which totaled $1,415,000, were recorded as income when received. The impact of these termination fee revenues on the Partnership's share of ventures' income in the current year was partially offset by the effects of the sales of the Hurstbourne and Regent's Walk investments during fiscal 1999.

1999 Compared to 1998
---------------------

      The  Partnership  reported  net income of  $18,990,000  for the year ended
September 30, 1999 as compared to net income of $827,000 for the prior year. This increase in net income was mainly the result of the Partnership's share of the gains recognized during fiscal 1999 on the sales of the Hurstbourne Apartments and the Regent's Walk Apartments, as discussed further above. The Partnership's share of such gains amounted to $18,496,000. In addition, the Partnership's operating loss decreased by $299,000 during fiscal 1999. The decrease in the Partnership's operating loss resulted from a $339,000 increase in interest and other income and a $42,000 decrease in management fees, which were offset by an $82,000 increase in general and administrative expenses. The increase in interest and other income resulted mainly from interest received on a loan to Regent's Walk that was repaid from the proceeds from the sale of the property in fiscal 1999. The increase in interest and other income also resulted partly from higher average outstanding cash reserve balances maintained during fiscal 1999 due to the holdback of a portion of the proceeds from the sale of the Hurstbourne Apartments on November 16, 1998 for possible future investment in Mall Corners. Management fees were lower during fiscal 2000 as a result of a decrease in the Partnership's distributable cash, upon which the management fees are based. General and administrative expenses increased mainly due to an increase in certain required professional fees during fiscal 1999.

      The Partnership's share of gain on sales of the operating investment properties and the decrease in the Partnership's operating loss were partially offset by a decrease of $632,000 in the Partnership's share of ventures' income for fiscal 1999. This decrease in the Partnership's share of ventures' income was primarily due to the sale of the Hurstbourne property in the first quarter of fiscal 1999. Since the Hurstbourne property was sold on November 16, 1998, the Partnership's share of ventures' income for fiscal 1999 only included operations from the joint venture through the date of the sale. The decrease in the Partnership's share of income from the Hurstbourne joint venture was partially offset by increases in operating income at both Regent's Walk and Mall Corners during fiscal 1999. Operating income increased at Regent's Walk primarily due to a decrease in repairs and maintenance expense. Operating income increased at Mall Corners as a result of the receipt of a lease termination payment of $1.1 million from Levitz Furniture in fiscal 1999.

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

Inflation
---------

      The Partnership completed its sixteenth full year of operations as of September 30, 2000, and the effects of inflation and changes in prices on revenues and expenses through that date and for the period through the date of the Partnership's liquidation have not been significant.


Item 7A.  Market Risk Disclosures
---------------------------------

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents. The cash equivalents were invested exclusively in short-term money market instruments. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts and the Partnership's subsequent liquidation, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The financial statements and supplementary data are included under Item 14 of this Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

      None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Partnership
-------------------------------------------------------------

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                      Office                      Age     to Office
      ----                      ------                      ---     ---------

Bruce J. Rubin          President and Director              41        8/22/96
Terrence E. Fancher     Director                            47       10/10/96
Walter V. Arnold        Senior Vice President and Chief
                         Financial Officer                  53       10/29/85
Thomas W. Boland        Vice President and Controller       38        12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 2000, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.


Item 11.  Executive Compensation
--------------------------------

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1991 through the first half of fiscal 1994. Distributions were reinstated at an annual rate of 2% on original invested capital effective for the third quarter of fiscal 1994. During fiscal 1997, the distribution rate was increased to 3.6% on remaining invested capital effective for the second quarter of fiscal 1997 and to 3.63% on remaining invested capital effective for the third quarter of fiscal 1997. Distributions remained at that level through the first quarter of fiscal 1999. Because of the reduction in distributable cash flow received by the Partnership as a result of the sale of the Hurstbourne Apartments, the annual distribution rate was reduced to 2.5% for the quarter ended March 31, 1999. Distributions were suspended again subsequent to the payment made on February 15, 2000 for the quarter ended December 31, 1999. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount equal to 5% of the gross proceeds from the sale of the Partnership Units. In connection with the sale of each property, the Adviser was entitled to receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners. No such disposition fees were earned by the Adviser through the date of the Partnership's liquidation.

     All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided, that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance for federal income tax purposes subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year was distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. All sale or refinancing proceeds were distributed 100% to the Limited Partners, as specified in the Partnership Agreement.

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser was paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total management fees of $35,000 for the year ended September 30, 2000. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions were no longer being paid, no basic management fees were earned by the Adviser subsequent to the quarter ended December 31, 1999. Asset management fees, which are earned upon the payment of operating distributions to the Limited Partners, were not earned subsequent to March 31, 2000. Accounts payable - affiliates at September 30, 1999 consisted of management fees payable to the Adviser. No incentive management fees were earned during fiscal 2000.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 2000 is $120,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 2000. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

      (b) A Current Report on Form 8-K dated December 5, 2000 was filed subsequent to the year ended September 30, 2000 to report the sale of the Partnership's final asset and is hereby incorporated herein by reference.

      (c)  Exhibits

           See (a)(3) above.

      (d)  Financial Statement Schedules

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                                   SIGNATURES
                                   ----------


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


Dated:  December 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By:/s/ Bruce J. Rubin                           Date: December 29, 2000
   -----------------------                            -----------------
   Bruce J. Rubin
   Director

By:/s/ Terrence E. Fancher                      Date: December 29, 2000
   -----------------------                            -----------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K

                                  Item 14(a)(3)

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                INDEX TO EXHIBITS
                                -----------------


                                                      Page Number in the Report
Exhibit No.  Description of Document                   or Other Reference
-----------  ---------------------------------------  -------------------------

(3) and (4)  Prospectus of the Registrant              Filed with the Commission
             dated September 17, 1984, supplemented,   pursuant to Rule 424(c)
             with particular reference to the          and incorporated herein
             Restated Certificate and Agreement        by reference.
             Limited Partnership.


(10)         Material contracts previously filed as    Filed with the Commission
             exhibits to registration statements and   pursuant to Section 13 or
             amendments thereto of the registrant      15(d) of the Securities
             together with all such contracts filed    Exchange Act of 1934 and
             as exhibits of previously filed Forms     incorporated herein by
             8-K and Forms 10-K are hereby             reference.
             incorporated herein by reference.


(13)         Annual Reports to Limited Partners        No Annual Report for the
                                                       year ended September 30,
                                                       2000  has  been sent to
                                                       the Limited Partners. An
                                                       Annual  Report will be
                                                       made available to the
                                                       Limited Partners
                                                       subsequent to this
                                                       filing.


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

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Six Limited Partnership:

      Report of independent auditors                                      F-3

      Balance sheets as of September 30, 2000 and 1999                    F-4

      Statements of income for the years ended September 30, 2000,
         1999 and 1998                                                    F-5

      Statements of changes in partners' capital (deficit) for the
         years ended September 30, 2000, 1999 and 1998                    F-6

      Statements of cash flows for the years ended September 30, 2000,
         1999 and 1998                                                    F-7

      Notes to financial statements                                       F-8

Gwinnett Mall Corners Associates:

      Report of independent auditors                                     F-17

      Balance sheet as of September 30, 2000                             F-18

      Statement of income for the year ended September 30, 2000          F-19

      Statement of changes in venturers' capital (deficit) for the
         year ended September 30, 2000                                   F-20

      Statement of cash flows for the year ended September 30, 2000      F-21

      Notes to financial statements                                      F-22

      Schedule III - Real Estate and Accumulated Depreciation            F-27

1999 Combined Joint Ventures of Paine Webber Income Properties
  Six Limited Partnership:

      Report of independent auditors                                     F-28

      Combined balance sheets as of September 30, 1999 and 1998          F-29

      Combined statements of income and changes in ventures' capital
        for the years ended September 30, 1999, 1998 and 1997            F-30

      Combined  statements of cash flows for the years ended
         September 30, 1999, 1998 and 1997                               F-31

      Notes to combined financial statements                             F-32

      Schedule III - Real Estate and Accumulated Depreciation            F-40


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

                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Six Limited Partnership:

      We have audited the accompanying balance sheets of Paine Webber Income Properties Six Limited Partnership as of September 30, 2000 and 1999, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Six Limited Partnership at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                      /s/ ERNST & YOUNG LLP
                                      ---------------------
                                      ERNST & YOUNG LLP





Boston, Massachusetts
December 22, 2000

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 2000 and 1999
                     (In thousands, except per Unit amounts)


                                     ASSETS
                                     ------

                                                       2000             1999
                                                       ----             ----

Cash and cash equivalents                           $  3,769         $ 12,665
Accounts receivable - affiliates                           -              879
                                                    --------         --------
                                                    $  3,769         $ 13,544
                                                    ========         ========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Losses of joint ventures in excess of investments
  and advances                                      $    126         $    765
Accounts payable - affiliates                              -               13
Accrued expenses and other liabilities                    69               21
                                                    --------         --------
      Total liabilities                                  195              799

Partners' capital:
  General Partners:
    Capital contributions                                  1                1
    Cumulative net loss                                 (610)            (617)
    Cumulative cash distributions                       (576)            (571)

  Limited Partners ($1,000 per unit; 60,000 Units
   issued):
    Capital contributions, net of offering costs      53,959           53,959
    Cumulative net loss                               (8,158)          (8,772)
    Cumulative cash distributions                    (41,042)         (31,255)
                                                    --------         --------
      Total partners' capital                          3,574           12,745
                                                    --------         --------
                                                    $  3,769         $ 13,544
                                                    ========         ========



















                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the years ended September 30, 2000, 1999 and 1998
                     (In thousands, except per Unit amounts)

                                               2000         1999        1998
                                               ----         ----        ----
Revenues:

   Interest and other income                $    297    $     445   $     106

Expenses:

   Management fees                                35          113         155
   General and administrative                    541          334         252
                                            --------    ---------   ---------
                                                 576          447         407
                                            --------    ---------   ---------
Operating loss                                  (279)          (2)       (301)

Partnership's share of gains on sales
  of operating investment properties               -       18,496           -

Partnership's share of ventures' income          900          496       1,128
                                            --------    ---------   ---------

Net income                                  $    621    $  18,990   $     827
                                            ========    =========   =========

Per Limited Partnership Unit:
   Net income                                $ 10.24      $313.18     $ 13.64
                                             =======      =======     =======

   Cash distributions                        $163.14      $182.68     $ 35.08
                                             =======      =======     =======

   The above per Limited Partnership Unit information is based upon the 60,000 Limited Partnership Units outstanding during each year.


                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 2000, 1999 and 1998
                                 (In thousands)


                                  General        Limited
                                  Partners       Partners          Total
                                  --------       --------          -----

Balance at September 30, 1997     $ (1,353)      $  7,388        $  6,035

Cash distributions                     (22)        (2,105)         (2,127)

Net income                               8            819             827
                                  --------       --------        --------

Balance at September 30, 1998       (1,367)         6,102           4,735

Cash distributions                     (19)       (10,961)        (10,980)

Net income                             199         18,791          18,990
                                  --------       --------        --------

Balance at September 30, 1999       (1,187)        13,932          12,745

Cash distributions                      (5)        (9,787)         (9,792)

Net income                               7            614             621
                                  --------       --------        --------

Balance at September 30, 2000     $ (1,185)      $  4,759        $  3,574
                                  ========       ========        ========
























                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 2000, 1999 and 1998
                Increase (Decrease) in Cash and Cash Equivalents=
                                 (In thousands)

                                                 2000        1999        1998
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income                                 $    621    $  18,990   $    827
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Partnership's share of gain on sale
     of operating investment properties             -      (18,496)         -
    Partnership's share of ventures' income      (900)        (496)    (1,128)
    Changes in assets and liabilities:
     Accounts receivable - affiliates             879            -          -
     Accounts payable - affiliates                (13)          (3)         -
     Accrued expenses and other liabilities        48           (6)       (23)
                                             --------    ---------   --------
       Total adjustments                           14      (19,001)    (1,151)
                                             --------    ---------   --------
       Net cash provided by (used in)
         operating activities                     635          (11)      (324)
                                             --------    ---------   --------

Cash flows from investing activities:
  Distributions from joint ventures               611       22,410      1,877
  Additional investments in joint ventures       (350)         (98)         -
                                             --------    ---------   --------
       Net cash provided by investing
         activities                               261       22,312      1,877
                                             --------    ---------   --------

Cash flows from financing activities:
  Distributions to partners                    (9,792)     (10,980)    (2,127)
                                             --------    ---------   --------
       Net cash used in financing
         activities                            (9,792)     (10,980)    (2,127)
                                             --------    ---------   --------

Net (decrease) increase in cash and
    cash equivalents                           (8,896)      11,321       (574)

Cash and cash equivalents, beginning of year   12,665        1,344      1,918
                                             --------    ---------   --------

Cash and cash equivalents, end of year       $  3,769    $  12,665   $  1,344
                                             ========    =========   ========















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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, comprised of two multi-family apartment complexes, two commercial office buildings and one retail shopping center. The sale of the Partnership's remaining interest in the 150 Broadway Office Building was finalized during fiscal 1996. In addition, during fiscal 1992 the Partnership forfeited its interest in the other office building, Northbridge Office Centre, as a result of certain defaults under the terms of the property's mortgage indebtedness. The mortgage lender took title to the Northbridge property through foreclosure proceedings on April 20, 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. Furthermore, the Partnership's efforts to recapitalize, sell or refinance the Northbridge property were unsuccessful. As discussed further in Note 4, the two multi-family properties were sold during fiscal 1999. As of September 30, 2000, the one remaining retail property was the Mall Corners Shopping Center, a 304,000 square foot retail center located in suburban Atlanta, Georgia.

     As discussed further in Note 4, subsequent to year-end, on December 5, 2000, the Partnership completed the disposition of the Mall Corners Shopping Center. Throughout fiscal 2000, the Partnership had been continuing to explore its strategic alternatives for the Mall Corners Shopping Center investment and had continued marketing efforts for the sale of the property. While the Partnership received interest from several prospective buyers over the last 15 months to purchase the property, and worked diligently through protracted negotiations with these prospective buyers, none were willing to close on a sale transaction. Further, based on the current leasing status of the Shopping Center, which was only 50% occupied as of September 30, 2000, the property's operations were insufficient to meet its mortgage loan obligation and the loan had gone into default as of November 1, 2000. Subsequently, the lender initiated foreclosure proceedings on November 6, 2000. However, shortly before the anticipated completion of foreclosure proceedings by the lender, negotiations were reopened among the Partnership, its joint venture partner and the Mall Corners' mortgage lender. On December 5, 2000 an agreement for the assignment and transfer of the Partnership's interest in Mall Corners Shopping Center was reached among the three parties, whereby the joint venture partner cured the mortgage loan default, and the Partnership assigned and transferred its ownership interest in Mall Corners to an affiliate of the joint venture partner, which affiliate then also assumed the property's mortgage loan. In exchange for transferring its interest in the property, the Partnership received from the lender a release from liabilities arising from and after the transfer and received from the affiliate of the joint venture partner indemnification for past and future liabilities and a payment of $350,000. This payment was intended to represent a return of the Partnership's June 2000 payment made to the joint venture partner in return for the full and sole authority over all matters related to the property as part of the Partnership's strategy to dispose of its assets and complete a liquidation. With the sale of the Mall Corners property completed, the Partnership is currently proceeding with an orderly liquidation. On December 20, 2000, a Liquidating Distribution, which consisted of the remaining Partnership reserves after the payment of all liquidation-related expenses, was paid to unitholders of record as of the December 5, 2000 disposition date (see Note 5). The formal liquidation of the Partnership will be completed prior to the end of calendar year 2000.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 2000 and 1999 and revenues and expenses for each of the three years in the period ended September 30, 2000. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which owned operating properties. The Partnership accounted for its investments in joint venture partnerships using the equity method because the Partnership did not have a voting control interest in the ventures. Under the equity method the venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions.

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of September 30, 2000 and 1999 due to the short-term maturities of these instruments.

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

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount equal to 5% of the gross proceeds from the sale of the Partnership Units. In connection with the sale of each property, the Adviser was entitled to receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners. No such disposition fees were earned by the Adviser through the date of the Partnership's liquidation.

     All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided, that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance for federal income tax purposes subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year was distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. All sale or refinancing proceeds were distributed 100% to the Limited Partners, as specified in the Partnership Agreement.

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser was paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned total management fees of $35,000, $113,000 and $155,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions were no longer being paid, no basic management fees were earned by the Adviser subsequent to the quarter ended December 31, 1999. Asset management fees, which are earned upon the payment of operating distributions to the Limited Partners, were not earned subsequent to March 31, 2000. Accounts payable
- affiliates at September 30, 1999 consisted of management fees payable to the Adviser. No incentive management fees have been earned to date.

      Included  in  general  and  administrative  expenses  for the years  ended
September  30,  2000,  1999  and  1998  is  $120,000,   $115,000  and  $111,000,
respectively,  representing  reimbursements  to an  affiliate  of  the  Managing
General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000, $12,000 and $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 2000, 1999 and 1998, respectively.

      Accounts receivable - affiliates at September 30, 1999 represented the Partnership's remaining share of the net sale proceeds and operating cash flow to be received from Regent's Walk Associates subsequent to the sale of the Regent's Walk Apartments (see Note 4). Such amount was received during fiscal 2000.

4.  Investments in Joint Ventures
    -----------------------------

      As of September 30, 2000 and 1999, the Partnership had an investment in one remaining joint venture (three at October 1, 1998), Gwinnett Mall Corners Associates, which owned an operating investment property, the Mall Corners Shopping Center. As discussed further below, subsequent to year-end the Partnership disposed of its investment in this final real estate asset. During the first quarter of fiscal 1999, on November 16, 1998, Kentucky-Hurstbourne Associates sold its operating investment property, the Hurstbourne Apartments, to an unrelated party for $22.9 million. The sale generated net proceeds of approximately $12,941,000 to the Partnership after the repayment of the outstanding first mortgage loan of approximately $8,124,000, accrued interest of approximately $30,000, a prepayment penalty of $187,000, closing proration adjustments of approximately $380,000, closing costs of approximately $266,000 and a payment of approximately $972,000 to the Partnership's co-venture partner for its share of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sale of the Hurstbourne property, the Partnership made a special distribution of $9,300,000, or $155 per original $1,000 Unit, to the Limited Partners on December 15, 1998. Approximately $3,641,000 of the Hurstbourne net sale proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership had sufficient capital resources to fund its share of potential capital improvement expenses at the Mall Corners Shopping Center (see below).

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

      Condensed combined financial statements of these joint ventures follow:

                        Condensed Combined Balance Sheets
                           September 30, 2000 and 1999
                                 (In thousands)

                                     Assets

                                                            2000        1999
                                                            ----        ----

      Current assets                                     $  1,933    $  1,303
      Operating investment properties, net                 17,900      19,360
      Other assets                                             40         731
                                                         --------    --------
                                                         $ 19,873    $ 21,394
                                                         ========    ========

                  Liabilities and Venturers' Capital (Deficit)

      Current liabilities                                $  1,262    $  1,389
      Other liabilities                                        92          94
      Long-term debt                                       16,912      17,554

      Partnership's share of combined capital (deficit)      (903)       (817)
      Co-venturers' share of combined capital (deficit)     2,510       3,174
                                                         --------    --------
                                                         $ 19,873    $ 21,394
                                                         ========    ========


                   Reconciliation of Partnership's Investment
                                 (in thousands)

                                                            2000        1999
                                                            ----        ----
      Partnership's share of capital (deficit),
         as shown above                                  $   (903)   $   (817)
      Excess basis due to payment to co-venturer              350           -
      Partnership's share of current
        liabilities and long-term debt                        427          52
                                                         --------    --------
      Investments in unconsolidated joint ventures,
        at equity                                        $   (126)   $   (765)
                                                         ========    ========

             Condensed Combined Summary of Operations For the years
                     ended September 30, 2000, 1999 and 1998
                                 (In thousands)

                                                2000        1999        1998
                                                ----        ----        ----
      Rental revenues and
        expense recoveries                   $  3,314    $  6,947     $ 9,833
      Lease termination fees                    1,248         385           -
      Interest income                              69          66          54
                                             --------    --------     -------
                                                4,631       7,398       9,887

      Property operating expenses                 857       2,575       3,578
      Depreciation and amortization               820       2,033       2,444
      Loss on impairment of operating
         investment property                      745           -           -
      Interest expense                          1,309       2,294       2,737
                                             --------    --------     -------
                                                3,731       6,902       8,759
                                             --------    --------     -------
      Operating income                            900         496       1,128

      Gain on sales of operating
         investment properties                      -      19,530           -
                                             --------    --------     -------

      Net income                             $    900    $ 20,026     $ 1,128
                                             ========    ========     =======

      Partnership's share of combined income $    900    $ 18,992     $ 1,128
      Co-venturers' share of combined income        -       1,034           -
                                             --------    --------     -------
                                             $    900    $ 20,026     $ 1,128
                                             ========    ========     =======

                    Reconciliation of Partnership's Share of Operations
                                       (in thousands)

                                                2000        1999       1998
                                                ----        ----       ----

   Partnership's share of combined income,
     as shown above                          $    900    $ 18,992     $ 1,128
   Amortization of excess basis                     -           -           -
                                             --------    --------     -------
   Partnership's share of unconsolidated
     ventures' net income                    $    900    $ 18,992     $ 1,128
                                             ========    ========     =======


      The Partnership's share of ventures' net income is presented as follows in the accompanying statements of operations (in thousands):

                                                2000        1999        1998
                                                ----        ----        ----

   Partnership's share of ventures' income $ 900 $ 496 $ 1,128 Partnership's share of gain on sales of
      operating investment properties               -      18,496           -
                                             --------    --------     -------
                                             $    900    $ 18,992     $ 1,128
                                             ========    ========     =======

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                2000       1999        1998
                                                ----       ----        ----

      Regent's Walk Associates               $      -    $  7,759     $   406
      Kentucky-Hurstbourne Associates               -      13,376         674
      Gwinnett Mall Corners Associates            611       1,275         797
                                             --------    --------     -------
                                             $    611    $ 22,410     $ 1,877
                                             ========    ========     =======


      A description of the property owned by the remaining joint venture and the terms of the joint venture agreement are summarized as follows:

      Gwinnett Mall Corners Associates
      --------------------------------

      On August 28, 1985, the Partnership acquired an interest in Gwinnett Mall Corners Associates, a Georgia general partnership that owned and operated Mall Corners Shopping Center, a 304,000 gross leasable square foot shopping center, located in Gwinnett County, Georgia. The Partnership was a general partner in the joint venture. The Partnership's co-venture partner was a partnership comprised of several individual investors. The initial aggregate cash investment by the Partnership for its interest was approximately $10,707,000 (including an acquisition fee of $579,000 paid to the Adviser). The shopping center was encumbered by a construction mortgage loan with a balance of $22,669,000 at the time of closing. The construction mortgage loan was refinanced on November 4, 1985 with permanent financing of $17,700,000, with the remainder paid out of escrows established at the time of closing. On December 29, 1995, the venture obtained a new first mortgage loan with an initial principal balance of $20,000,000 and repaid the balance of the 11.5% nonrecourse permanent mortgage loan, which matured in December 1995. Excess loan proceeds were used to pay transaction costs and to establish certain required escrow deposits, including an amount of $1.7 million designated to pay for certain planned improvements and an expansion of the shopping center which were completed in 1996. The new loan had a 10-year term, bore interest at a rate of approximately 7.4% per annum and required monthly principal and interest payments based on a 20-year amortization schedule.

      Subsequent to year-end, on December 5, 2000, the Partnership completed the disposition of the Mall Corners Shopping Center. Throughout fiscal 2000, the Partnership had been continuing to explore its strategic alternatives for the Mall Corners Shopping Center investment and had continued marketing efforts for the sale of the property. While the Partnership received interest from several prospective buyers over the last 15 months to purchase the property, and worked diligently through protracted negotiations with these prospective buyers, none were willing to close on a sale transaction. Further, based on the current leasing status of the Shopping Center, which was only 50% occupied as of September 30, 2000, the property's operations were insufficient to meet its mortgage loan obligation and the loan had gone into default as of November 1, 2000. Subsequently, the lender initiated foreclosure proceedings on November 6, 2000. However, shortly before the anticipated completion of foreclosure proceedings by the lender, negotiations were reopened among the Partnership, its joint venture partner and the Mall Corners' mortgage lender. As a result, and as described further below, a foreclosure action was avoided and a disposition of the Partnership's Mall Corners investment occurred on December 5, 2000.

      While extensive efforts to sell Mall Corners were ongoing throughout fiscal 2000, the Partnership was notified in August 2000 that the former theater tenant, which had continued to pay rent under its lease obligation through July 2000, had filed for Chapter 11 bankruptcy protection on August 7, 2000. As a result of the bankruptcy hearing held on August 30, 2000, the former theater tenant was released from its lease obligation at Mall Corners Shopping Center effective August 31, 2000 and did not make a full rent payment in August. The termination of this lease agreement significantly reduced the property's operating income. Consequently, for the months of September and October, the property experienced shortfalls in cash flow, which the Partnership funded in anticipation of a sale of the property to a third-party. By the Partnership doing so, the property remained current on its mortgage loan obligation in order to effect a potential assumption of the mortgage loan by a purchaser of the property. After several potential sale transactions failed to materialize and before continuing to fund any additional cash flow shortfalls at the property, the Partnership carefully evaluated current operations at Mall Corners as well as alternative disposition strategies. The Center's reduced cash flow, which was insufficient to meet its mortgage loan obligation, negatively impacted the marketability of the property and impeded the Partnership's ability to negotiate an economically viable sale of the property. Further, it was determined that efforts to re-lease and re-position the Center in the local retail market for a potential sale opportunity in calendar year 2001 would have required substantial commitments of both capital and time necessary to effect improvement at the property, and there were no assurances that such commitments would have proven successful. In consideration of the property's poor operating performance and the uncertainty of a sale to a third-party, and in an effort to preserve remaining cash reserves, the Partnership declined to fund additional shortfalls required to meet the property's mortgage loan obligation.

     Following the Partnership's conclusion that it was in the best interests of the Limited Partners to preserve the Partnership's remaining cash reserves and to discontinue funding Mall Corners' cash flow shortfalls, the Partnership commenced discussions with the Mall Corners' lender in an attempt to facilitate deeding the property back to the lender. In addition, the Partnership continued to pursue with the lender the possible sale of the property. However, due to the loan default occurring in November, the lender initiated foreclosure proceedings on November 6, 2000, which were expected to be completed in early December. The Partnership believed that, due to the property's current leasing status, the likelihood of realizing a value significantly in excess of the outstanding balance of the first mortgage loan was remote. For that reason, the Partnership was prepared to let the lender complete a foreclosure of the property. Shortly before the anticipated completion of foreclosure proceedings by the lender, the Partnership, its joint venture partner and the lender entered into negotiations regarding the disposition of the Mall Corners investment. The joint venture partner had indicated a willingness to invest the time and capital necessary to attempt a long-term re-leasing of the property and had threatened to interfere with the Partnership's plans to allow the property to be foreclosed upon by the lender. On December 5, 2000 an agreement for the assignment and transfer of the Partnership's interest in Mall Corners Shopping Center was reached among the three parties, whereby the joint venture partner cured the mortgage loan default, and the Partnership assigned and transferred its ownership interest in Mall Corners to an affiliate of the joint venture partner, which affiliate then also assumed the property's mortgage loan. In exchange for transferring its interest in the property, the Partnership received from the lender a release from liabilities arising from and after the transfer and received from the affiliate of the joint venture partner indemnification for past and future liabilities and a payment of $350,000. This payment was intended to represent a return of the Partnership's June 2000 payment made to the joint venture partner in return for the full and sole authority over all matters related to the property as part of the Partnership's strategy to dispose of its assets and complete a liquidation. As a result, the disposition of the Mall Corners investment was completed on December 5, 2000.

     The Partnership will recognize a gain for financial reporting purposes on the disposition of the Mall Corners joint venture interest in fiscal 2001 through the date of the Partnership's liquidation. As previously reported, the Partnership had been focusing on a disposition of Mall Corners, its remaining real estate investment, and a liquidation of the Partnership. With the disposition of the Mall Corners investment completed, the Partnership is currently proceeding with an orderly liquidation. On December 20, 2000, a Final Distribution of $3,864,000, or $64.40 per original $1,000 investment, was paid to unitholders of record as of the December 5, 2000 disposition date. This Final Distribution represents the Partnership's remaining reserves after paying liquidation-related expenses (see Note 5). A formal liquidation of the Partnership is being finalized and is expected to be completed by December 29, 2000.

     As noted above, as of September 30, 2000 the Mall Corners Shopping Center was 50% occupied, as compared to an occupancy level of 73% at September 30, 1999. On July 19, 1999, the owner of Upton's, an anchor tenant that leased 16% of the Center's rentable area, announced that all of the stores in the chain would be closed. At the end of the first quarter of fiscal 2000, Upton's closed its operations and vacated the premises. During the quarter ended June 30, 2000, the Partnership and its co-venture partner reached a settlement with Upton's on a termination agreement under which the tenant agreed to pay the sum of $1,200,000 in return for a release from its remaining lease obligation, which was to have run through September 2005. The Mall Corners' mortgage lender required that 100% of this termination payment be held in escrow for use to fund future leasing expenses. In addition, another tenant, Suit Max, discontinued its operation at the Center during the quarter ended December 31, 1999 and vacated 16,530 square feet, or 5% of the Center's leasable area. During the quarter ended June 30, 2000, the Partnership and its co-venture partner reached a settlement with Suit Max on a termination agreement whereby the tenant agreed to pay the sum of $215,000 (which included past due rent) in return for a release from its remaining lease obligation, which was to have run through February 2004. This termination payment was released to the joint venture in April 2000. The 50% occupancy level reflected the vacancy for the Upton's and Suit Max stores described above, which together represented 21% of the center's leasable area, the former Levitz Furniture store, which represented 16% of the Center's leasable area, the former movie theatre that occupied 8% of the leasable area and several shop space stores that represent 5% of the leaseable area. As also previously reported, the store formerly occupied by Toys R Us that abuts Mall Corners Shopping Center remained vacant throughout fiscal 2000. While the closing of the Toys R Us store did not have a direct financial impact on Mall Corners, its vacancy continued to have a negative impact on the Center's appearance and the number of shoppers entering the Center. During fiscal 2000, an internally prepared valuation of the Mall Corners property indicated that certain operating assets, consisting of land and building and improvements, were impaired in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, the Joint Venture recorded a reduction in the net carrying value of such assets amounting to $745,000 during the year ended September 30, 2000. Such impairment loss is included in the Partnership's share of ventures' income on the accompanying fiscal 2000 income statement.

      During the quarter ended December 31, 1999, the Partnership had initiated the Right of First Offer provision of the Mall Corners joint venture agreement. In accordance with the agreement, the Partnership gave formal notice to the co-venture partner that it was being given the opportunity to make a first offer for the purchase of the property at a specified sales price of $22 million. The co-venturer had until January 31, 2000 to notify the Partnership of its intent to purchase the property and to put up a non-refundable deposit in connection with the transaction. While the co-venturer expressed an interest in completing a transaction at the specified price, it did not abide by the terms of the joint venture agreement by making the required deposit on or before January 31, 2000. As a result, during the second quarter of fiscal 2000 the Partnership negotiated with a third party prospective purchaser for a potential sale of Mall Corners at terms no less favorable than those specified in the first offer notice; however, the parties were unable to formalize a purchase and sale agreement. During the quarter ended June 30, 2000, the Partnership again notified its joint venture partner that the opportunity was being given to the joint venture partner to exercise its Right of First Offer to purchase the property at a specified sales price of approximately $21 million. While the joint venture partner again expressed an interest in completing a transaction at the specified price, the parties instead reached an agreement whereby the joint venture partner agreed to waive its Right of First Offer in return for a payment from the Partnership of $350,000. The $350,000 payment was recorded as an additional investment in the Mall Corners joint venture on the accompanying balance sheet as of September 30, 2000. As discussed further above, the Partnership received the return of this $350,000 payment subsequent to year-end in connection with the disposition of the Mall Corners investment.

     The joint venture agreement provided that the Partnership would receive from cash flow, as defined, an annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the Partnership's preference return described above through November 1, 1990, the co-venturer was required to fund to the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. During 1990, the venture partners reached an agreement as to the cumulative deficiencies to be funded by the co-venturer, which totalled $665,000. Cumulative total preference distributions in arrears at September 30, 2000 amounted to $2,553,000, which includes minimum guaranteed distributions in arrears of $427,000. The minimum guaranteed distributions were recognized as a liability in the venture's financial statements. However, the remaining unpaid preference return is payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts were not recorded in the venture's financial statements.

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

5.   Subsequent Event
     ----------------

     On December 20, 2000, the Partnership made a Final Liquidating Distribution of $3,864,000 to the Limited Partners as a result of the disposition of the Mall Corners Shopping Center (see Note 4). The difference between the sum of the payment received in connection with the disposition of Mall Corners, of $350,000, and the net assets of the Partnership as of September 30, 2000 (excluding the equity method carrying value of the investment in Mall Corners), of $3,700,000, and the amount of the Liquidating Distribution, of $3,864,000, totals $186,000. This difference is comprised of additional Partnership operating and liquidating expenses of $184,000 and contributions to the Mall Corners joint venture during October, 2000 of $25,000, net of additional interest income of $23,000. Such Partnership expenses include $3,000 paid to Mitchell Hutchins for managing the Partnership's cash assets through its liquidation and $48,000 paid to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services through the Partnership's liquidation date (see Note 3).

                         REPORT OF INDEPENDENT AUDITORS

The Partners of
Gwinnett Mall Corners Associates:


     We have audited the accompanying balance sheet of Gwinnett Mall Corners Associates as of September 30, 2000 and the related statements of income, changes in venturers' capital and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gwinnett Mall Corners Associates at September 30, 2000 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, several of the tenants leasing significant space in the Venture's property have recently terminated their leases, and the Venture has not yet replaced these tenants. This raises substantial doubt about the Venture's ability to continue as a going concern. Management's plans as to these matters are described in Note 6. The fiscal 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ ERNST & YOUNG LLP
                                         ---------------------
                                         ERNST & YOUNG LLP




Boston, Massachusetts
October 27, 2000, except for
Note 6 as to which the date is
December 5, 2000

                        GWINNETT MALL CORNERS ASSOCIATES

                                  BALANCE SHEET
                               September 30, 2000
                                 (In thousands)


                                     ASSETS
                                     ------

                                                            2000
                                                            ----
Current assets:
   Cash and cash equivalents                            $      54
   Prepaid expenses                                            23
   Accounts receivable from tenants and others                 41
   Cash reserves for lease acquisition costs
      and capital expenditures                              1,740
   Cash reserve for insurance and taxes                        75
                                                        ---------
      Total current assets                                  1,933

Cash reserve for tenant security deposits                      40

Operating investment property:
   Land                                                     4,005
   Buildings, improvements and equipment                   13,895
                                                        ---------
      Net operating investment property                    17,900

                                                        ---------
                                                        $  19,873
                                                        =========


                       LIABILITIES AND VENTURERS' CAPITAL
                       ----------------------------------

Current liabilities:
   Distributions payable to venturer                    $     427
   Current portion of long-term debt                          642
   Accounts payable and accrued expenses                       85
   Accrued interest                                           108
                                                        ---------
      Total current liabilities                             1,262

Long-term debt                                             16,912

Tenant security deposits                                       92

Venturers' capital                                          1,607
                                                        ---------
                                                        $  19,873
                                                        =========

                             See accompanying notes.

                        GWINNETT MALL CORNERS ASSOCIATES

                               STATEMENT OF INCOME
                      For the year ended September 30, 2000
                                 (In thousands)

                                                         2000
                                                         ----

Revenues:
  Rental income and expense reimbursements             $  3,314
  Lease termination fees                                  1,248
  Interest income                                            69
                                                       --------
                                                          4,631

Expenses:
  Interest                                                1,309
  Depreciation                                              787
  Loss on impairment of operating
    investment property                                     745
  Property taxes                                            369
  Insurance                                                  27
  Management fees                                            86
  Maintenance and repairs                                   219
  Utilities                                                  99
  General and administrative                                 53
  Amortization                                               33
  Other                                                       4
                                                       --------
                                                          3,731
                                                       --------

Net income                                             $    900
                                                       ========















                             See accompanying notes.

                        GWINNETT MALL CORNERS ASSOCIATES

              STATEMENT OF CHANGES IN VENTURERS' CAPITAL (DEFICIT)
                      For the year ended September 30, 2000
                                 (In thousands)


                                      PWIP 6        MC III          Total
                                      -------      ---------       --------


Balance at September 30, 1999         $ (1,192)     $  3,175       $  1,983

Cash distributions                        (611)            -           (611)

Write-off of contribution receivable         -          (665)          (665)

Net income                                 900             -            900
                                      --------      --------       --------

Balance at September 30, 2000         $   (903)     $  2,510       $  1,607
                                      ========      ========       ========
























                             See accompanying notes.

                        GWINNETT MALL CORNERS ASSOCIATES

                             STATEMENT OF CASH FLOWS
                      For the year ended September 30, 2000
                           Increase (Decrease) in Cash
                                 (In thousands)


                                                        2000
                                                        ----
Cash flows from operating activities:
  Net income                                        $    900
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                         820
   Loss on impairment of operating
     investment property                                 745
   Write-off of unamortized tenant improvements           55
   Changes in assets and liabilities:
     Prepaid expenses                                     (4)
     Accounts receivable from tenants and others          17
     Cash reserve for insurance and taxes                  5
     Cash reserve for tenant security deposits            (9)
     Accounts payable and accrued expenses               (18)
     Accounts payable - affiliate                        (82)
     Accrued interest                                     (7)
     Tenant security deposits                             (2)
                                                    --------
        Total adjustments                              1,520
                                                    --------
        Net cash provided by operating activities      2,420
                                                    --------

Cash flows from investing activities:
  Additions to operating investment properties           (72)
  Payment of leasing commissions                         (55)
  Cash reserve for lease acquisition costs and
   capital expenditures                               (1,051)
                                                    --------
        Net cash used in investing activities         (1,178)
                                                    --------

Cash flows from financing activities:
  Distributions to venturers                            (611)
  Principal payments on long-term debt                  (596)
                                                    --------
        Net cash used in financing activities         (1,207)
                                                    --------

Net increase in cash and cash equivalents                 35

Cash and cash equivalents, beginning of year              19
                                                    --------

Cash and cash equivalents, end of year              $     54
                                                    ========

Cash paid during the year for interest              $  1,316
                                                    ========

                             See accompanying notes.

                        GWINNETT MALL CORNERS ASSOCIATES

                          Notes to Financial Statements
                               September 30, 2000



1.  Organization and Nature of Operations
    -------------------------------------

      Gwinnett Mall Corners Associates, a Georgia general partnership (the Joint Venture), was organized on August 28, 1985, by PaineWebber Income Properties Six Limited Partnership (PWIP6) and Mall Corners III, Ltd., a Georgia limited partnership (MC III), to acquire and operate a 304,000 square foot shopping center located in Gwinnett County, Georgia.

     During fiscal 2000, several of the tenants leasing space at the Joint Venture's operating investment property terminated their leases. The Joint Venture is seeking new tenants, however, few leases have been signed. As a result, the Joint Venture's cash flow for the year ending September 30, 2001 may be insufficient to allow it to meet all of its financial obligations on a timely basis. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not reflect the adjustments, if any, which may be required if the Partnership is unable to continue as a going concern.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 2000 and revenues and expenses for the year then ended. Actual results could differ from the estimates and assumptions used.

      Basis of presentation
      ---------------------

      The records of Gwinnett Mall Corners Associates are maintained on an income tax basis of accounting and adjusted to generally accepted accounting principles and reflect the necessary adjustments, principally to depreciation and amortization.

      Revenue Recognition
      -------------------

      The Joint Venture leases space at the operating investment property under long-term operating leases. Rental revenues are recognized on a straight-line basis as earned pursuant to the terms of the leases.

      Operating investment property
      -----------------------------

     The  operating   investment   property  is  carried  at  cost,  reduced  by
accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management generally assesses indicators of impairment by a review of independent appraisal reports or internally prepared valuations on the operating investment property. Such appraisals or valuations make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. During fiscal 2000, an internally prepared valuation of the operating investment property indicated that certain operating assets, consisting of land and building and improvements, were impaired. In accordance with SFAS No. 121, the Joint Venture recorded a reduction in the net carrying value of such assets amounting to $745,000 during the year ended September 30, 2000.

     Depreciation expense is computed on the straight-line basis over the estimated useful life of the buildings, equipment and tenant improvements, generally 5 to 30 years. Professional fees, including acquisition fees paid to a related party (Note 3), and other costs have been capitalized and are included in the cost of the operating investment properties.

      Income tax matters
      ------------------

      The Joint Venture is not subject to U.S. federal or state income taxes. The partners report their proportionate share of the joint venture's taxable income or tax loss in their respective tax returns; therefore, no provision for income taxes is included in the accompanying financial statements.

      Deferred expenses
      -----------------

     Lease commissions were being amortized over the shorter of ten years or the remaining term of the related lease on a straight-line basis. Permanent loan fees and related debt acquisition costs were amortized on the effective interest method over the term of the related mortgage loans.

      Cash and cash equivalents
      -------------------------

      For purposes of reporting cash flows, the Joint Venture considers all highly liquid investments with original maturities of 90 days of less to be cash equivalents.

      Restricted cash
      ---------------

     The reserve for security deposits consists of cash held for tenants' security deposits pursuant to lease agreements. The reserve for security deposits was underfunded by approximately $52,000 at September 30, 2000.

     Pursuant to the Joint Venture Agreement, an initial amount of $15,000 plus 1% of gross rental revenue thereafter is to be allocated to the reserve for capital expenditures. No amounts are required to be funded at any time the capital expenditure reserve balance exceeds $250,000. The balance in the capital expenditure reserve totaled $29,000 at September 30, 2000. Two escrow accounts were also established pursuant to the long-term debt described in Note 5 for (i) real estate taxes and insurance and (ii) tenant improvements. The balance in the real estate tax and insurance escrow totaled $75,000 as of September 30, 2000. The balance in the tenant improvement escrow totaled $482,000 as of September 30, 2000. An escrow for future lease acquisition costs was also established in fiscal 2000. The ending balance of $1,229,000 represents lease termination fee income and accrued interest and is restricted at the request of the mortgage lender.

      Fair Value of Financial Instruments
      -----------------------------------

     The carrying amounts of cash and cash equivalents and reserved cash approximate their fair values due to the short-term maturities of these instruments. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see Note 5).

3.  The Joint Venture Agreement and Related Party Transactions
    ----------------------------------------------------------

     The Joint Venture agreement provides that PWIP6 will receive from cash flow, as defined, a annual cumulative preferred return, payable monthly, of $1,047,000. In the event cash flow, as defined, was insufficient to pay the PWIP6 preference return described above through November 1, 1990, MC III was required to fund the joint venture a monthly amount equal to the difference between $68,000 (the guaranteed preferred return) and cash flow, as defined. PWIP6 and MC III were in disagreement as to the amount of deficiencies to be funded by MC III through September 30, 1989. During 1990, the partners reached an agreement as to the cumulative deficiencies to be funded by MC III. This agreement resulted in a decrease to the receivable from MC III and a decrease in MC III's capital of $245,000. The joint venture made distributions to PWIP6 of $611,000 in fiscal 2000. Cumulative preferred distributions in arrears at September 30, 2000 amounted to approximately $2,553,000 including minimum guaranteed distributions in arrears of $427,000. The minimum guaranteed distributions are recognized as a liability in the accompanying financial statements. However, the remainder of the cumulative preferred distributions are payable only from future cash flow or sale or refinancing proceeds. Accordingly, such amounts are not recorded in the accompanying financial statements.

      The receivable from MC III totalled $665,000 at September 30, 1999. During June 2000, the partners agreed to the terms of a Release whereby a number of claims and potential claims, as defined, between the partners were released, including the Joint Venture's full release of the $665,000 owed to it by MC III. Hence, the receivable from MC III was written off to MC III's capital account during fiscal 2000.

      MC III is entitled to receive quarterly non-cumulative, subordinated returns of $38,000 each quarterly period, subject to available cash flow. Due to insufficient cash flow, MC III received no distributions for any of the three years in the period ended September 30, 2000. Any remaining cash flow, as defined, after payment of MC III's preferred return, is to be distributed to the Initial Property Manager (an affiliate of MC III) in an amount equal to the then unpaid subordinated management fees from prior fiscal years, then next to pay accrued interest on any loans made by PWIP6 and MC III to the joint venture. The next $500,000, if any, is to be distributed 80% to PWIP6 and 20% to MC III, the second $500,000, if any, is to be distributed 70% to PWIP6 and 30% to MC III and the remaining balance, if any, is to be distributed 60% to PWIP6 and 40% to MC III.

      Taxable income or tax loss is allocated to PWIP6 and MC III based on the proportionate percentage of net cash flow distributed; if no net cash flow has been distributed, 100% to PWIP6. Allocations of the joint venture's operations between PWIP6 and MC III for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

     If additional cash is required for any reason in connection with operations of the joint venture, it is to be provided 70% by PWIP6 and 30% by MC III in the form of operating loans. The rate of interest shall equal the lesser of the prime rate or the maximum rate of interest permitted by applicable law. In the event a partner shall default in its obligation to make an operating loan, the other partner may make all or part of the loan required to be made by the defaulting partner (default loan). Each default loan shall provide for the accrual of interest at the rate equal to the lesser of twice the operating loan rate or the maximum rate of interest permitted by applicable law. PWIP6 made a temporary advance of $200,000 to the venture during fiscal 1995 to fund a good faith deposit required in connection with the refinancing transaction described in Note 6. Such funds were returned to PWIP6 in fiscal 1996 subsequent to the closing of the refinancing transaction. There were no operating/default loans outstanding as of the end of fiscal 2000. Operating/default loans of $89,000 were required in fiscal years prior to 1991 (see Note 5). These loans were repaid during fiscal 1997.

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

     The joint venture has entered into a property management contract with a former affiliate of MC III (the Initial Property Manager), cancellable at PWIP6's option upon the occurrence of certain events. The management fee is equal to 3% of gross rents, as defined, of which 1.5% was subordinated to the receipt by PWIP6 of its guaranteed preferred return through November 1990. Management fees incurred in fiscal 2000 totalled $86,000. The property manager provided maintenance and leasing services to the joint venture totalling $87,000 in fiscal 2000.

      PaineWebber Properties Incorporated, the adviser to PWIP6 and an affiliate of Paine Webber Incorporated, received an acquisition fee of $579,000 in connection with PWIP6's original investment in the joint venture and the acquisition of the property.

     Included in buildings is $1,047,000 of costs paid to the Initial Property Manager prior to the formation of the joint venture. These costs have been recorded as part of the basis of the assets contributed to the joint venture by MC III as its capital contribution. Pursuant to the joint venture agreement, MC III was required to fund initial tenant improvements and lease commissions through capital contributions.

4.  Leasing Activities
    ------------------

      The Joint Venture derives its income from noncancellable operating leases which expire on various dates through the year 2010. The operating property was approximately 50% occupied as of September 30, 2000. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 2000 are as follows (in thousands):

            Year ending September 30:
            -------------------------
               2001               $  2,137
               2002                  1,942
               2003                  1,593
               2004                  1,421
               2005                  1,026
               Thereafter            1,120
                                  --------
                                  $  9,239
                                  ========

      Three of the venture's tenants individually comprise more than 10% of the venture's fiscal 2000 base rental income. These tenants operate in the clothing retailing, restaurant and the furniture retailing industries. The same three tenants individually comprise more than 10% of the venture's total future minimum rents. Their industry and future minimum rents are as follows (in thousands):

      Clothing retailer             $1,313
      Restaurant                    $1,537
      Furniture retailer            $1,711

5.  Long-term Debt
    --------------

      Long-term debt consists of the following (in thousands):

                                                      2000
                                                      ----
      Nonrecourse  mortgage  note
      secured by a Deed to Secure
      Debt and Security Agreement
      on the Joint Venture's property.
      The  note has a term of 10 years,
      bears interest at a rate of 7.4%
      per annum and  requires monthly
      principal and interest payments
      based on a 20 year amortization
      schedule. The loan matures on
      December 1, 2005. The fair value
      of this note payable approximated
      its carrying value as of September
      30, 2000.                                      $17,554
                                                     =======


      Scheduled maturities of long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

                  2001                  $    642
                  2002                       691
                  2003                       744
                  2004                       801
                  2005                       862
                  Thereafter              13,814
                                        --------
                                        $ 17,554
                                        ========

6.  Subsequent Events
    -----------------

     As of September 30, 2000, PWIP6 was marketing the operating investment property for sale although no contract had been signed. On December 5, 2000, PWIP6 assigned its interest in the Joint Venture to one of the individual partners of MC III. In exchange for transferring its interest in the property, PWIP6 received from the lender a release from liabilities arising from and after the transfer and received from the affiliate of MC III indemnification for past and future liabilities and a payment of $350,000. This payment was intended to represent a return of PWIP6's June 2000 payment made to MCIII in return for the full and sole authority over all matters related to the Joint Venture's operating investment property as part of PWIP6's strategy to dispose of its assets and complete a liquidation. At the same time, this affiliate, along with MC III, agreed to contribute the Joint Venture's operating investment property to a newly formed entity; Glenwood Lotz Mall Corners Holding Company, LLC (Glenwood). The parties comprising the ownership of the Glenwood entity intend to operate the shopping center and attempt to release the currently vacant space during fiscal 2001.

Schedule III - Real Estate and Accumulated Depreciation

                        GWINNETT MALL CORNERS ASSOCIATES

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 2000
                                 (In thousands)

                                                                                                                       Life on Which
                        Initial Cost to      Costs          Gross Amount at Which Carried at                           Depreciation
                          Partnership        Capitalized           Close of period                                     in Latest
                               Buildings     (Removed)            Buildings                                            Income
                               and           Subsequent to        and               Accumulated  Date of      Date     Statement
Description Encumbrances Land  Improvements  Acquisition    Land Improvements Total Depreciation Construction Acquired is Computed
----------- ------------ ----  ------------  -----------    ---- ------------ ----- ------------ ------------ -------- -----------
Shopping Center -
Gwinnett
County, GA     $17,554  $7,039 $21,509       $(10,648)     $4,005 $13,895    $17,900 -           1985         8/28/85  5 to 30 Yrs.


Notes
-----

(A) The  aggregate  cost of real estate owned at September  30, 2000 for Federal income  tax  purposes  is  approximately  $23,607.
(B) See  Note 5 of  Notes to Financial   Statements  for  a  description  of  the  long-term   mortgage  debt encumbering the
    operating investment property.
(C) Reconciliation of real estate owned:

                                                 2000
                                                 ----

        Balance at beginning of year           $31,383
        Additions and improvements                  72
        Adjustment for impairment loss         (13,555)
                                               -------
        Balance at end of year                 $17,900
                                               =======

(D) Reconciliation of accumulated depreciation:

        Balance at beginning of year           $12,023
        Depreciation expense                       787
        Adjustment for impairment loss         (12,810)
                                               -------
        Balance at end of year                 $     -
                                               =======



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

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Six Limited Partnership at September 30, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




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


                                     ASSETS
                                     ------

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
                                                         ========    ========

                       LIABILITIES AND VENTURERS' CAPITAL
                       ----------------------------------

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

                           COMBINED JOINT VENTURES OF
              PAINEWEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended September 30, 1999, 1998 and 1997
                                 (In thousands)


                                               1999        1998        1997
                                               ----        ----        ----
Revenues:
  Rental income and expense reimbursements   $  6,947    $  9,833    $  9,648
  Lease termination fees                          385           -           -
  Interest income                                  66          54          96
                                             --------    --------    --------
                                                7,398       9,887       9,744

Expenses:
  Interest                                      2,294       2,737       2,802
  Depreciation                                  1,703       2,190       2,178
  Property taxes                                  447         620         575
  Insurance                                        68         110         110
  Management fees                                 188         255         353
  Maintenance and repairs                         685       1,162         717
  Utilities                                       347         582         594
  General and administrative                      232         218         246
  Salaries                                        285         600         584
  Amortization                                    330         253         245
  Other                                           323          32          34
                                             --------    --------    --------
                                                6,902       8,759       8,438
                                             --------    --------    --------

Operating income                                  496       1,128       1,306

Gain on sales of operating investment
  properties                                   19,530           -           -
                                             --------    --------    --------

Net income                                     20,026       1,128       1,306

Distributions to venturers                    (23,882)     (1,861)     (2,246)

Venturers' capital, beginning of year           6,213       6,946       7,886
                                             --------    --------    --------

Venturers' capital, end of year              $  2,357    $  6,213    $  6,946
                                             ========    ========    ========















                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1999, 1998 and 1997
                           Increase (Decrease) in Cash
                                 (In thousands)


                                              1999         1998         1997
                                              ----         ----         ----
Cash flows from operating activities:
  Net income                              $  20,026    $   1,128     $   1,306
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization             2,033        2,443         2,423
    Amortization of deferred financing
      costs                                       -           34            34
    Gain on sale of operating investment
      properties                            (19,530)           -             -
    Changes in assets and liabilities:
     Prepaid expenses                            24            6            90
     Accounts receivable - affiliates             -           11             6
     Accounts receivable from tenants
       and others                               417         (282)          (68)
     Cash reserve for capital expenditures     (338)         378           332
     Cash reserve for insurance and taxes       105            4           (64)
     Cash reserve for tenant security
        deposits                                 (3)          35           (10)
     Accounts payable and accrued expenses     (569)         489            (6)
     Accounts payable - affiliate                 -           (5)            1
     Accrued interest                          (519)          32           (66)
     Accrued real estate taxes                 (183)          20           (44)
     Other liabilities                          (40)          91            19
     Tenant security deposits                  (186)           2             9
                                          ---------    ---------     ---------
        Total adjustments                   (18,789)       3,258         2,656
                                          ---------    ---------     ---------
        Net cash provided by operating
           activities                         1,237        4,386         3,962
                                          ---------    ---------     ---------

Cash flows from investing activities:
  Net proceeds from sales of operating
   investment properties                     40,384            -             -
  Additions to operating investment
    properties                                 (619)      (1,245)         (516)
  Payment of leasing commissions                (84)        (155)          (55)
                                          ---------    ---------     ---------
        Net cash provided by (used in)
          investing activities               39,681       (1,400)         (571)
                                          ---------    ---------     ---------

Cash flows from financing activities:
  Distributions to venturers                (23,839)      (1,878)       (2,432)
  Payments to venturers for notes payable      (399)           -           (89)
  Principal payments on long-term debt      (17,429)        (727)         (675)
                                          ---------    ---------     ---------
        Net cash used in financing
          activities                        (41,667)      (2,605)       (3,196)
                                          ---------    ---------     ---------

Net (decrease) increase in cash and
  cash equivalents                             (749)         381           195

Cash and cash equivalents, beginning
  of year                                     1,206          825           630
                                          ---------    ---------     ---------

Cash and cash equivalents, end of year    $     457    $   1,206     $     825
                                          =========    =========     =========

Cash paid during the year for interest    $   2,813    $   2,671     $   2,834
                                          =========    =========     =========

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

4.  Leasing Activities
    ------------------

      The Gwinnett Mall Corners joint venture derives its income from noncancellable operating leases which expire on various dates through the year 2010. The operating property was approximately 73% leased as of September 30, 1999. The approximate future minimum lease payments to be received under noncancellable operating leases in effect as of September 30, 1999 are as follows (in thousands):

            Year ending September 30:
            -------------------------
               2000               $  3,014
               2001                  2,898
               2002                  2,648
               2003                  2,277
               2004                  1,946
               Thereafter            2,567
                                  --------
                                  $ 15,350
                                  ========

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

6.  Long-term Debt
    --------------

      Long-term debt consists of the following amounts (in thousands):

                                                        1999         1998
                                                        ----         ----
      Gwinnett Mall Corners Associates'
      nonrecourse  mortgage note secured by a
      Deed to Secure Debt and Security
      Agreement on the joint venture's
      property.  The note has a term of 10
      years, bears  interest  at a rate of
      7.4% per annum and requires monthly
      principal and interest payments based
      on a 20 year amortization  schedule.
      The loan matures on December 1, 2005.
      The fair value of this note payable
      approximated its carrying value as of
      September 30, 1999 and 1998.                    $ 18,151    $ 18,705

      Kentucky - Hurstbourne  Associates'
      nonrecourse promissory note secured by
      the  venture's  operating  property;
      bore interest at 12.625% through
      September 30, 1992. In 1992, the
      Partnership exercised an option to extend
      the maturity date of the loan to September
      30, 1999 with a 7.695% interest rate.
      Principal  and  interest  payments of $62
      are due  monthly, with a balloon payment
      of $8,022 due at  maturity. The fair value
      of this note payable approximated its
      carrying value as of September 30, 1998.               -       8,144

      Regent's Walk Associates' nonrecourse
      first mortgage note secured by the
      venture's operating investment property.
      The first mortgage loan bears interest at
      an annual rate of 7.32% and requires
      principal and interest payments of $62 on
      a monthly basis through maturity on
      October 1, 2000, at which time a balloon
      payment of $8,500 will be due. The fair value
      of this note payable approximated its
      carrying value as of September 30, 1998.               -       8,731
                                                      --------    --------
                                                        18,151      35,580
      Less current portion                                (597)     (8,805)
                                                      --------    --------
                                                      $ 17,554    $ 26,775
                                                      ========    ========

      Scheduled maturities of long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

                  2000                  $    597
                  2001                       642
                  2002                       691
                  2003                       744
                  2004                       801
                  Thereafter              14,676
                                        --------
                                        $ 18,151
                                        ========

Schedule III - Real Estate and Accumulated Depreciation

                             COMBINED JOINT VENTURES
             PAINE WEBBER INCOME PROPERTIES SIX LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                               September 30, 1999
                                 (In thousands)

                                                                                                                      Life on Which
                        Initial Cost to      Costs          Gross Amount at Which Carried at                           Depreciation
                          Partnership        Capitalized           Close of period                                     in Latest
                               Buildings     (Removed)            Buildings                                            Income
                               and           Subsequent to        and               Accumulated  Date of      Date     Statement
Description Encumbrances Land  Improvements  Acquisition    Land Improvements Total Depreciation Construction Acquired is Computed
----------- ------------ ----  ------------  -----------    ---- ------------ ----- ------------ ------------ -------- -----------

Shopping Center -
Gwinnett
County, GA   $18,151    $7,039  $21,509       $2,626        $7,039 $24,344    $31,383 $12,023     1985        8/28/85  5 to 30 Yrs.


Notes
-----

(A) The  aggregate  cost of real estate owned at September  30, 1999 for Federal income  tax  purposes  is  approximately  $23,460.
(B) See  Note 5 of  Notes to Combined  Financial  Statements for a description of the long-term mortgage debt encumbering the operating  investment  properties.
(C) Reconciliation  of real estate owned:

                                                 1999        1998        1997
                                                 ----        ----        ----

        Balance at beginning of year           $66,901     $65,656     $65,140
        Additions and improvements                 619       1,245         516
        Disposals                              (36,137)          -           -
                                               -------     -------    --------
        Balance at end of year                 $31,383     $66,901    $ 65,656
                                               =======     =======    ========

(D) Reconciliation of accumulated depreciation:

        Balance at beginning of year           $25,487     $23,297     $21,119
        Depreciation expense                     1,703       2,190       2,178
        Disposals                              (15,167)          -           -
                                               -------     -------     -------
        Balance at end of year                 $12,023     $25,487     $23,297
                                               =======     =======     =======

